Form 10QSB
period 2003-07-31
UNDERWATER MAINTENANCE CORP
filed 2003-08-18
CIK 1211229

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended July 31, 2002

                             Commission File Number

                                     0-33473

                                 MOLIRIS, CORP.
                   (f/n/a Underwater Maintenance Corporation)
                 (Name of Small Business Issuer in its charter)


            FLORIDA                                       06-1655695
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

            270 NW 3rd Court                              33432-3720
          Boca Raton, Florida                             (Zip Code)
(Address of principal executive offices)

                       Issuer's Telephone: (561) 368-1427
                   ------------------------------------------

                 Former Name: Underwater Maintenance Corporation


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  As of June 30,2003 there are 4,135,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Unaudited  financial  statements  for  MOLIRIS,   CORP.  (f/n/a  Underwater
Maintenance Corporation through the fiscal quarter ended June 30, 2003 are submitted in compliance with Item 310(b) of Regulation S-B.

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)



                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                              $674
                                                                =======


                         STOCKHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 4,135,000 shares issued
  and outstanding                                                 4,135
 Additional paid-in capital                                       3,676
 Deficit accumulated during the development
  stage                                                          (7,137)
                                                                -------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               $674
                                                                =======



                Read accompanying Notes to Financial Statements.

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Period From
                                                                                                  June 20, 2000
                                              Three Months                   Six Months            (Inception)
                                             Ended June 30,                Ended June 30,          To June 30,
                                         2003            2002           2003            2002           2003
                                     -----------     -----------    -----------     -----------    -----------
REVENUES                               $      60       $     -        $     285       $     -        $     521

EXPENSES
 General and administrative                1,154             -            4,102             -            7,658
                                     -----------     -----------    -----------     -----------    -----------

NET (LOSS)                             $  (1,094)      $     -        $  (3,817)      $     -        $  (7,137)
                                     ===========     ===========    ===========     ===========    ===========

(LOSS) PER SHARE                       $     -                        $     -         $     -        $     -
                                     ===========     ===========    ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    4,135,000       1,000,000      4,133,646      1,000,000
                                     ===========     ===========    ===========    ===========


                Read accompanying Notes to Financial Statements.

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period From
                                                     Six             Six        June 20, 2000
                                                 Months Ended    Months Ended    (Inception)
                                                   June 30,        June 30,      to June 30,
                                                     2003            2002           2003
                                                   --------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                        $ (3,817)         $  -         $ (7,137)
 Adjustments to reconcile net loss to
  cash used in operating activities:
    Common shares issued for services
     rendered                                           -               -            2,500
                                                   --------        --------       --------
NET CASH USED IN OPERATING ACTIVITIES                (3,817)            -           (4,637)
                                                   --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                               200             -            4,350
 Increase in additional paid-in capital                 -               -              961
                                                   --------        --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES               200             -            5,311
                                                   --------        --------       --------
NET INCREASE (DECREASE) IN CASH                      (3,617)            -              674

CASH - BEGINNING                                      4,291             -              -
                                                   --------        --------       --------
CASH - ENDING                                      $    674          $  -         $    674
                                                   ========        ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services
 rendered                                            $  -            $  -         $  2,500
                                                   ========        ========       ========


                Read accompanying Notes to Financial Statements.

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 1.   ORGANIZATION
          ------------

          Moliris Corp. (formerly known as Underwater Maintenance Corporation)was incorporated on June 20, 2000 as Bozeman Media Group, Inc. under the laws of the State of Florida originally to provide advertising services. Effective July 22, 2002, the Articles of Incorporation were amended to change the name to Underwater Maintenance Corporation. Effective June 17, 2003, the Articles of Incorporation were amended again to change the name to Moliris Corp. The company is currently engaged in the cleaning and servicing of the bottom of small watercraft moored in the waters of South Florida. The company's headquarters is in Boca Raton, Florida.

          The Company has little revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Basis of Presentation
          ---------------------

          The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          Basis of Presentation (Continued)
          ---------------------------------

          presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 10-SB as filed with the SEC.

          (Loss) Per Share
          ----------------

          (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

          Use of Estimates
          ----------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.   CAPITAL STOCK
          -------------

          The Company had originally authorized 250,000 common shares and 5,000 preferred shares with a par value of $.001 and $.01 per share, respectively. Effective July 22, 2002, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to eliminate the preferred shares. In addition, on July 30, 2002, the Board of Directors approved a 4 to 1 stock split. As a result of the stock

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 3.   CAPITAL STOCK (CONTINUED)
          -------------------------

          split, the original 250,000 common shares issued and outstanding have been retroactively adjusted to 1,000,000 common shares.

          On November 1, 2002, the Company offered 200,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. On January 15, 2003, the offering was terminated. As of June 30, 2003, 135,000 common shares were sold for cash totaling $1,350.

          As of June 30, 2003, 4,135,000 common shares were issued and outstanding, of which 3,000,000 common shares were issued to an officer and promoter of the Company.

                       UNDERWATER MAINTENANCE CORPORATION
                        (F/K/A BOZEMAN MEDIA GROUP, INC.)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                               $ 1,768
                                                                    =======


                         STOCKHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 4,135,000 shares issued
  and outstanding                                                     4,135
 Additional paid-in capital                                           3,676
 Deficit accumulated during the development
  stage                                                              (6,043)
                                                                    -------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                $ 1,768
                                                                    =======


                Read accompanying Notes to Financial Statements.

                       UNDERWATER MAINTENANCE CORPORATION
                        (F/K/A BOZEMAN MEDIA GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Period From
                                                                   June 20, 2000
                                             Three Months           (Inception)
                                            Ended March 31,         to March 31,
                                         2003            2002           2003
                                     -----------     -----------    -----------

REVENUES                             $       225     $       -      $       461

EXPENSES
 General and administrative                2,948             -            6,504
                                     -----------     -----------    -----------

NET (LOSS)                           $    (2,723)    $       -      $    (6,043)
                                     ===========     ===========    ===========

(LOSS) PER SHARE                     $       -       $       -
                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    4,132,278       1,000,000
                                     ===========     ===========


                Read accompanying Notes to Financial Statements.

                       UNDERWATER MAINTENANCE CORPORATION
                        (F/K/A BOZEMAN MEDIA GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Period From
                                                 Three         Three       June 20, 2000
                                              Months Ended  Months Ended    (Inception)
                                                March 31,     March 31,     to March 31,
                                                  2003          2002           2003
                                                -------       -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                     $(2,723)      $   -          $(6,043)
 Adjustments to reconcile net loss to
  cash used in operating activities:
    Common shares issued for services
     rendered                                       -             -            2,500
                                                -------       -------        -------

NET CASH USED IN OPERATING ACTIVITIES            (2,723)          -           (3,543)
                                                -------       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                           200           -            4,350
 Increase in additional paid-in capital             -             -              961
                                                -------       -------        -------

NET CASH PROVIDED BY FINANCING ACTIVITIES           200           -            5,311
                                                -------       -------        -------

NET INCREASE (DECREASE) IN CASH                  (2,523)          -            1,768

CASH - BEGINNING                                  4,291           -              -
                                                -------       -------        -------

CASH - ENDING                                   $ 1,768       $   -          $ 1,768
                                                =======       =======        =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services
 rendered                                       $   -         $   -          $ 2,500
                                                =======       =======        =======


                Read accompanying Notes to Financial Statements.

                       UNDERWATER MAINTENANCE CORPORATION
                        (F/K/A BOZEMAN MEDIA GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1.   ORGANIZATION
          ------------

          Underwater Maintenance Corporation (formerly known as Bozeman Media Group, Inc. ) was incorporated on June 20, 2000 under the laws of the State of Florida originally to provide advertising services. Effective July 22, 2002, the Articles of Incorporation were amended to change the name to Underwater Maintenance Corporation. In addition, the company changed its business plan to the cleaning and servicing of the bottom of small watercraft moored in the waters of South Florida. The company's headquarters is in Boca Raton, Florida.

          Effective June 17, 2003, the Articles of Incorporation were amended again to change the name to Moliris Corp.

          The Company has little revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Basis of Presentation
          ---------------------

          The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been

                       UNDERWATER MAINTENANCE CORPORATION
                        (F/K/A BOZEMAN MEDIA GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          Basis of Presentation (Continued)
          ---------------------------------

          condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 10-SB as filed with the SEC.

          (Loss) Per Share
          ----------------

          (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

          Use of Estimates
          ----------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.   CAPITAL STOCK
          -------------

          The Company had originally authorized 250,000 common shares and 5,000 preferred shares with a par value of $.001 and $.01 per share, respectively. Effective July 22, 2002, the Articles of Incorporation were amended to

                       UNDERWATER MAINTENANCE CORPORATION
                        (F/K/A BOZEMAN MEDIA GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3.   CAPITAL STOCK (CONTINUED)
          -------------------------

          increase the number of authorized common shares to 50,000,000 and to eliminate the preferred shares. In addition, on July 30, 2002, the Board of Directors approved a 4 to 1 stock split. As a result of the stock split, the original 250,000 common shares issued and outstanding have been retroactively adjusted to 1,000,000 common shares.

          On November 1, 2002, the Company offered 200,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. As of March 31, 2003, 135,000 common shares were sold for cash totaling $1,350. On January 15, 2003, the offering was terminated.

          As of March 31, 2003, 4,135,000 common shares were issued and outstanding, of which 3,000,000 common shares were issued to an officer and promoter of the Company.

ITEM 2.  PLAN OF OPERATION

     Subsequent to the initial registration filing (10-SB/A) which was approved April 22, 2003 by the Securities & Exchange Commission, the President of the Company and other stockholders have entered into negotiations for the purchase of their stock, which such stock represents a majority of the outstanding stock in the Company. As a consequence of these negotiations, which are only preliminary, the Company has suspended its boat cleaning operations. In the interim, the Company requires only nominal funds to maintain itself. The Company has intended to fund its operations by obtaining loans from stockholders.


ITEM 3.  CONTROLS AND PROCEDURE

     Brett DeWees is the President of the Company and is the sole director. He is the only executive officer and all reports to be filed with the Securities and Exchange Commission are signed by him alone. Consequently, it is the conclusion of the sole executive officer that reports filed or submitted under the Act (as specified in Regulation 240.13a-14(c) ) are his responsibility alone and that no other disclosure controls are applicable.

                           PART II - OTHER INFORMATION

ITEMS 1- 4 - NOT REQUIRED

ITEM 5. OTHER INFORMATION

     Acting without the necessity of a stockholder meeting because of approval by persons owning more than a majority of the outstanding stock, on June 19, 2003 the board of directors approved a change of name for the Company. On June 19, 2003 the Company's Articles of Incorporation were amended to change the name of the Company to: MOLIRIS CORP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits 3(i) and (ii) are incorporated into this filing by reference to Exhibits 2(i) and 2 (iii) as filed in Part III of Form 10SB/A as filed with the Securities and Exchange Commission on September 1, 2000.

     (b) Reports on Form 8-K

         None





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    MOLIRIS, CORP.


Date:  August 10, 2003                              By:  Brett DeWees /s/
       -------------------------                         ----------------------
                                                         Brett DeWees
                                                         President

                                  CERTIFICATION
                                  -------------


     I, BRETT DeWEES, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of I & E Tropicals, Inc.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions.

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 10, 2003

/s/ Brett DeWees
Brett DeWees
President and Sole Certifying Officer