Form 10QSB
period 2003-09-30
UNDERWATER MAINTENANCE CORP
filed 2003-10-24
CIK 1211229

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended September 30, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of September 30, 2003 there are 4,135,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Unaudited  financial  statements  for  MOLIRIS,   CORP.  (f/n/a  Underwater
Maintenance Corporation through the fiscal quarter ended September 30, 2003 are submitted in compliance with Item 310(b) of Regulation S-B.

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)



                                      ASSETS

CURRENT ASSETS
 Cash                                                                $    29
                                                                     =======



                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                    $ 1,797
                                                                     -------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 4,135,000 shares issued
  and outstanding                                                      4,135
 Additional paid-in capital                                            3,676
 Deficit accumulated during the development
  stage                                                               (9,579)
                                                                     -------

         Total Stockholders' Equity (Deficit)                         (1,768)
                                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $    29
                                                                     =======


                Read accompanying Notes to Financial Statements.

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                       Period From
                                                                                      June 20, 2000
                                    Three Months               Nine Months              (Inception)
                                  Ended September 30,      Ended September 30,       To September 30,
                                   2003        2002         2003        2002              2003
                                   ----        ----         ----        ----              ----

REVENUES                      $         -    $       -   $       285    $          -   $       521

EXPENSES
 General and administrative         2,442            -         6,544               -        10,100
                              -----------    ---------   -----------    ------------   -----------

NET (LOSS)                    $    (2,442)   $       -   $    (6,259)   $          -   $    (9,579)
                              ===========    =========   ===========    ============   ===========

(LOSS) PER SHARE              $         -    $       -   $         -    $          -
                              ===========    =========   ===========    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             4,135,000    1,000,000     4,134,103       1,000,000
                              ===========    =========   ===========    ============


                Read accompanying Notes to Financial Statements.

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Period From
                                                 Nine              Nine           June 20, 2000
                                             Months Ended      Months Ended         (Inception)
                                            September 30,      September 30,      to September 30,
                                                 2003               2002               2003
                                                 ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $(6,259)             $  -             $(9,579)
 Adjustments to reconcile net loss to
  cash used in operating activities:
    Common shares issued for services
     rendered                                        -                 -               2,500
    Increase in accounts payable                 1,797                 -               1,797
                                               -------              ----             -------

NET CASH USED IN OPERATING ACTIVITIES           (4,462)                -              (5,282)
                                               -------              ----             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                          200                 -               4,350
 Increase in additional paid-in capital              -                 -                 961
                                               -------              ----             -------

NET CASH PROVIDED BY FINANCING ACTIVITIES          200                 -               5,311
                                               -------              ----             -------

NET INCREASE (DECREASE) IN CASH                 (4,262)                -                  29

CASH - BEGINNING                                 4,291                 -                   -
                                               -------              ----             -------

CASH - ENDING                                  $    29              $  -             $    29
                                               =======              ====             =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services
 rendered                                      $     -              $  -             $ 2,500
                                               =======              ====             =======

                Read accompanying Notes to Financial Statements.

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



NOTE 1.           ORGANIZATION

                  Moliris Corp. (formerly known as Underwater Maintenance Corporation) was incorporated on June 20, 2000 as Bozeman Media Group, Inc. under the laws of the State of Florida originally to provide advertising services. Effective July 22, 2002, the Articles of Incorporation were amended to change the name to Underwater Maintenance Corporation. Effective June 17, 2003, the Articles of Incorporation were amended again to change the name to Moliris Corp. The company is currently engaged in the cleaning and servicing of the bottom of small watercraft moored in the waters of South Florida. The company's headquarters is in Boca Raton, Florida.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Basis of Presentation (Continued)

                  presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 10-SB as filed with the SEC.

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

NOTE 3.           CAPITAL STOCK

                  The Company had originally authorized 250,000 common shares and 5,000 preferred shares with a par value of $.001 and $.01 per share, respectively. Effective July 22, 2002, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to eliminate the preferred shares. In addition, on July 30, 2002, the Board of Directors approved a 4 to 1 stock split. As a result of the stock

                                  MOLIRIS CORP.
                   (F/K/A UNDERWATER MAINTENANCE CORPORATION)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



NOTE 3.           CAPITAL STOCK (CONTINUED)

                  split, the original 250,000 common shares issued and outstanding have been retroactively adjusted to 1,000,000 common shares.

                  On November 1, 2002, the Company offered 200,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. On January 15, 2003, the offering was terminated. As of September 30, 2003, 135,000 common shares were sold for cash totaling $1,350.

                  As of September 30, 2003, 4,135,000 common shares were issued and outstanding, of which 3,000,000 common shares were issued to an officer and promoter of the Company.

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

ITEMS 1- 5 - NOT REQUIRED


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


                                 MOLIRIS, CORP.


Date:    October 10, 2003                      By: /s/ Brett DeWees
         ----------------                      -------------------------------
                                                       Brett DeWees
                                                       President

                                  CERTIFICATION


         I, BRETT DeWEES, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Moliris, Inc.

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


Date:    October10, 2003

/s/ Brett DeWees
---------------------------------------
Brett DeWees
President and Sole Certifying Officer