Form 10KSB
period 2003-12-31
MOLIRIS CORP
filed 2004-06-01
CIK 1211229

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2003

                            Commission File # 0-33473

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
             (Exact name of registrant as specified in its charter)

                                     FLORIDA
         (State or other jurisdiction of incorporation or organization)

                                  06-165569506
                      (IRS Employer Identification Number)
                       3221 COLLINGSWORTH STREET, SUITE140
                             FORT WORTH, TEXAS 76107
               (Address of principal executive offices)(Zip Code)

                                 (817) 335-5900
                (Registrant's telephone no., including area code)

                       UNDERWATER MAINTENANCE CORPORATION
                                270 NW 3RD COURT
                               BOCA RATON, FLORIDA
                                   33432-3720

              (Former name, former address and former fiscal year,
                         if changed since last report)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $1,174,745. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2003 was $0 as there is no ready market for the common stock as no shares have been listed for trading on an applicable exchange. Number of shares of the registrant's common stock outstanding as of December 31, 2003 was 8,135,000.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT MOLIRIS CORP.

Moliris Corp., D/B/A Advantage Packaging ("Moliris" or the "Company"), is a reporting company under the federal securities laws and is a manufacturer of specialized custom corrugated containers. We have a full service plant facility manufacturing several styles and sizes of quality corrugated containers with a reputation of dependable and timely service for our customers. We started business in March of 1986 and were incorporated in Texas in May of 1988.

RISK FACTORS

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1.   Going Concern Risk

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in note 2 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at December 31, 2003. We had net losses of $316,865 for the year ended December 31, 2003 and $177,969 for the year ended December 31, 2002. In addition, we had negative cash flows from operations of $89,651 for the year ended December 31, 2003. Although we had positive cash flow from operations of $38,810 for the year ended December 31, 2002, this was primarily the result of an increase in accounts payable and a decrease in accounts receivable, inventories and other current assets. At December 31, 2003, our current liabilities exceeded our current assets by $327,785, our stockholders' deficiency was $472,556, and we had an accumulated deficit of $872,955.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default.

2. No Assurance of Success or Profitability. There is no assurance that the Company will generate sufficient revenues or profits to meet cash flow and debt obligations.

3. Lack of Diversification. Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

4. Indemnification of Officers and Directors. The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

5. Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

6. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

7. Competition. The company currently competes in a business that is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. It is anticipated that these competitive conditions will exist in any industry in which the Company may become interested.

8. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

9. Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that could, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

10. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

11. No Public Market. There currently is no public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all.

EMPLOYEES

As of December 31, 2003, the Company had 20 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2003, the address for the corporate offices is 3221 Collingsworth Street, Suite 140, Fort Worth, Texas, 76107.

We have a single non-cancelable operating lease agreement for our business office with a renewal option. There is no restriction on our activities concerning dividends, additional debt or further leasing.

Rental expense charged to continuing operations under operating leases for the years ended December 31, 2003 and 2002 was $97,375 and $97,334, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Central Texas Corrugated, LP ("Central") sued us on August 9, 2003, in the District Court in McLennan County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of Central and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $45,000 to $47,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at December 31, 2003 under the heading Accounts Payable is $53,280 for an amount due Central.

The County of Dallas, Texas sued us on December 5, 2003, in the District Court of Dallas County, Texas. The plaintiff's original petition seeks $9,062 of damages on behalf of the County and alleges that we did not pay the required property taxes due. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement and pay a reduced amount, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at December 31, 2003 under the heading Accounts Payable is $9,062 for an amount due the County.

Smurfit Stone Container Corporation (Smurfit") sued us on December 30, 2003, in the District Court in Dallas County, Texas. The plaintiff's original petition seeks $43,110 of damages on behalf of Smurfit and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $30,000 to $35,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at December 31, 2003 under the heading Accounts Payable is $43,110 for an amount due Smurfit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, Moliris had 8,135,000 shares of common stock issued and outstanding and had approximately 62 certificate stockholders of record.

The Company's common stock, par value $.001 per share, is not listed to trade on any exchange.

RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES

The following sets forth unregistered sales of securities by us pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), during the proceeding fiscal year:

On February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH Corrugated, Inc. ("HH"), a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. ("Sterling") whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000.

On October 28, 2003, the Company executed an Asset Purchase Agreement with Moliris Corp., an inactive company, ("Moliris") whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of Moliris.

The shareholders of Sterling had previously on May 1, 2003 agreed to purchase a 73% controlling interest in Moliris. The transaction was consummated contemporaneously with the asset acquisition in October 2003 described above. Accordingly, the transaction was accounted for on the Transaction Date as a recapitalization of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2003

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of Securities to be   Weighted-average price of    Number of Securities
                                issued upon exercise of      outstanding options          remaining available for
                                outstanding options,         warrants and rights          future issuance under
                                warrants and rights                                       equity compensation
                                                                                          plans(excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)

------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans       -0-                          -0-                          -0-
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not   -0-                          -0-                          -0-
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                           -0-                          -0-                          -0-
------------------------------- ---------------------------- ---------------------------- ----------------------------

OUR TRANSFER AGENT IS:

                  Signature Stock Transfer, Inc.
                  ONE Preston Park
                  2301 Ohio Drive - Suite 100
                  Plano, TX 75093
                  Telephone: (972) 612-4120
                  Fax: (972) 612-4122

DIVIDENDS

We presently intend to retain future earnings to support our growth. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividend in the foreseeable future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-KSB.

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

 Moliris Corp., D/B/A Advantage Packaging ("Moliris" or the "Company"), is a reporting company under the federal securities laws and is a manufacturer of specialized custom corrugated containers. We have a full service plant facility manufacturing several styles and sizes of quality corrugated containers with a reputation of dependable and timely service for our customers. We started business in March of 1986 and were incorporated in Texas in May of 1988.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders to provide the cash resources to sustain its operations. During the year ended December 31, 2003 and 2002, the Company reported net losses of $316,865 and $177,969 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, primarily the the Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

On February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH Corrugated, Inc. ("HH"), a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. ("Sterling") whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000. The terms included $10,000 payable upon execution of the agreement and a promissory note in the amount of $140,000, payable $2,500 per month for 12 months. Additionally, Sterling agreed to the assumption and responsibility of $476,577 of HH's obligations, the indemnification of the sole owner's personal guarantee's under all existing corporation obligations and the forgiveness of a loan to the sole owner, in the amount of $30,388. Accordingly, the $30,388 loan was written off as bad debt at December 31, 2002. (See October 28, 2003 Asset Purchase Agreement described below.) Additionally, Sterling has provided $88,718 of capital contributions to HH as of December 31, 2003. Both the $476,577 assumption of liabilities and the $88,718 capital contribution have been recorded as additional paid in capital in the accompanying financial statements as of December 31, 2003.

The purchase price was a negotiated amount between buyer and seller and took into account the predecessor corporation' business prospects, the location and condition of the assets, obligations assumed, forgiveness of shareholder loans and that there was no established market price for the stock of the company.

On October 28, 2003 (the "Transaction Date"), the Company executed an Asset Purchase Agreement with Moliris Corp. , an inactive company, ("Moliris") whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit and to assume responsibility and payment for the Sterling promissory note discussed earlier above by issuing a revised promissory note in the increased amount of $200,000 to the prior sole owner of HH. As of the Transaction Date, $17,000 in payments had been made in relation to the promissory note and the Company recorded a $183,000 liability for the promissory note as of the Transaction Date. Subsequent to the Transaction Date, $2,000 was paid on the note resulting in a balance of $181,000 as of December 31, 2003. Moliris also executed a one year sublease agreement for the existing office space of the Company. Finally, a three-year employment agreement between the prior sole owner of HH and Moliris was executed whereby the sole owner would serve in the capacity of President for an annual compensation of $80,000 plus normal employment benefits and included a one year non-compete from the employment date termination. The legality of the transaction is contingent on the Company obtaining the approval of certain creditors allowing for the sale and transfer of certain assets which collateralized certain debt obligations. On May 29, 2003, the previous bank line of credit of $150,000, which for financial accounting purposes is considered assumed by HH, and of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of the Company. At December 31, 2003, the balance of the promissory note was $140,475.

As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and has recorded a guarantee in the amount of $140,475 as a liability at December 31, 2003 for the promissory note discussed above.

The shareholders of Sterling had previously on May 1, 2003 agreed to purchase a 73% controlling interest in Moliris. The transaction was consummated contemporaneously with the asset acquisition in October 2003 described above. Accordingly, the transaction was accounted for on the Transaction Date as a recapitalization of the Company.

On January 29, 2004, Mr. Vinson resigned his position as President and Director of the Company and on the same date, Mr. Parks was appointed as the new President. The open director position has not been filled and the Company has not made a determination if and when the position will be filled.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The independent auditors' reports to our financial statements for the year ended December 31, 2003 and December 31, 2002, include an emphasis paragraph stating that our recurring losses from operations, cash flow used in operations, working capital deficiency and stockholders' deficiency raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be charged off.

VALUATION OF INVENTORIES

Inventories are stated at the lower of cost or market on a first-in first out basis. There is a risk that we will forecast demand for our products and market conditions incorrectly and accumulate excess inventories. Therefore, there can be no assurance that we will not accumulate excess inventory and incur inventory charges at the lower of cost or market in the future.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $107,734 during fiscal year 2003 as a result of increased net operating losses. Net Operating loss carry-forwards aggregate approximately $872,955 and expire in the years through 2023.

As discussed in Assumption of Liabilities and Contributed Capital Note 4 in the accompanying Financial Statements, on February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH Corrugated, Inc. (HH"), a predecessor corporation executed an Agreement of Purchase and Sale with a third party for seventy-five percent (75%) of the company for a purchase price of $150,000. As a result of this transaction, a significant amount of the net operating loss carry-forwards discussed above will be limited.

GUARANTEE OF NOTE PAYABLE

As noted above, on October 28, 2003 (the "Transaction Date"), the Company executed an Asset Purchase Agreement with Moliris whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

                                               2003          2002
                                               ----          ----

REVENUES                                  $  1,174,745  $  2,334,181
COST OF REVENUES                               963,466     1,784,087
                                          ---------------------------
GROSS PROFIT                                   211,279       550,094

OPERATING EXPENSES:
Salaries, wages and commissions                152,617       362,599
Selling, general and administrative            202,665       187,306
Bad debt                                        31,780        39,031
Rent                                            97,375        97,334
Depreciation                                    20,417        18,376
                                          ---------------------------
TOTAL OPERATING EXPENSES                       504,854       704,646
                                          ---------------------------

LOSS FROM OPERATIONS                          (293,575)     (154,552)

OTHER INCOME (EXPENSE):
Interest expense - net                         (19,944)      (30,940)
Other income (expense) - net                    (3,346)        7,523
                                          ---------------------------
TOTAL OTHER INCOME (EXPENSE)                   (23,290)      (23,417)
                                          ---------------------------

NET LOSS                                  $   (316,865) $   (177,969)
                                          ===========================

Revenue:

Operating revenue decreased $1,159,436, or 49.7%, to $1,174,745 for 2003 from $2,334,181 for 2002. The decrease was primarily the result of two significant product sales people leaving the Company and several key customers of the Company took their business to him, resulting in a significant loss of business.

Cost of Sales:

Cost of sales decreased $820,621, or 46.0%, to $963,466 for 2003 from $1,784,087 for 2002. The decrease was primarily the result of a significant product salesman leaving the Company and several key customers of the Company took their business to him, resulting in a significant loss of business.

Operating Expenses:

Operating expenses decreased $199,792, or 28.4%, to $504,854 for 2003 from $704,646 for 2002. The decrease was primarily the result of a $209,982 reduction in compensation as the Company made overhead reductions to reflect the loss of business described above.

Other Expense:

Other expense decreased $127, or 0.5% to $23,290 for 2003 from $23,417 for 2002. The increase was primarily due to a $10,996 decrease in interest expense offset by a $10,889 increase in other expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,415 at December 31, 2003 as compared to $3,582 at December 31, 2002, and working capital deficit was $327,785 at December 31, 2003 as compared to $569,397 at December 31, 2002. The decrease in the working capital deficit is primarily due to the fact that certain obligations of the Company were assumed by a Company acquiring 75% of the Company.

Operating Activities: Cash used in operating activities was $89,651 for fiscal year ended December 31, 2003 while cash that was provided by operating activities was $38,810 for the fiscal year ended December 31, 2002. The increase in cash used resulted primarily from a $104,150 increase in accounts receivable.

Investing Activities: Cash provided by investing activities was $22,829 for the fiscal year ended December 31, 2003 while cash that was used in investing activities was $2,367 for the fiscal year ended December 31, 2002. The increase in cash provided by investing activities resulted primarily from a $22,096 increase in retirements of property and equipment.

Financing Activities: Cash provided by financing activities was $69,654 for the fiscal year ended December 31, 2003 while cash that was used in financing activities was $59,305 for the fiscal year ended December 31, 2002. The increase in cash provided resulted primarily from a $88,718 capital contribution by the majority owner.

Our principal uses of cash to date have been for operating activities and we have funded our operations during fiscal years 2003 and 2002 primarily by incurring indebtedness and the sale of our accounts receivable. The Company has received proceeds from the sale of trade receivables totaling $423,358 and $1,600,407 for the years ended December 31, 2003 and 2002, respectively.

SHORT-TERM DEBT

SHORT-TERM DEBT - GUARANTEE OF BANK NOTE PAYABLE

Our short-term debt at December 31, 2003 consisted of the following:

$144,557 Guarantee of bank note payable, bearing interest
 at 11.00% per annum, monthly principal and interest
 payments of $1,994 maturing on June 1, 2013               $  140,475
                                                           ==========

On May 29, 2003, our previous bank line of credit, of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of the Company.

As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and has recorded a guarantee in the amount of $140,475 as a liability at December 31, 2003 for the promissory note discussed above. The Company would be obligated under the guarantee for $140,075 if the primary debtor defaults.

LONG-TERM DEBT

Our long-term debt at December 31, 2003 consisted of the following:

$28,429 note payable, dated May 10, 1996, bearing
  interest at 9.99% per annum, payable monthly with
  final payment due May 10, 2006                                       $  9,634

$32,265 note payable, dated Dec. 12, 2001, bearing
  interest at 5.9% per annum, payable monthly with                       20,446
  final payment due Dec. 12, 2006

$35,017 note payable, dated Jun. 10, 2003, bearing
  zero interest per annum, payable
  monthly with final payment due Jun. 10, 2008                           31,515

$200,000 note payable, dated Oct. 28, 2003, bearing
  interest at zero percent per annum, payable monthly
  with final payment due Sept. 1, 2008.                                 181,000
                                                                        -------
                                                                        242,595

Less current portion                                                    (41,174)
                                                                       --------
                                                                       $201,421

     On May 10, 1996, we issued to one lender a promissory note in the principal amount of $28,429 at an interest rate equal to 9.99% per annum. The proceeds of these loans were used for the purchase of a motor home. Monthly payments of principal and interest in the amount of $376 are required and the note matures on May 10, 2006. This note is secured by a first priority security interest in the motor home.

On December 12, 2001, we issued to one lender a promissory note in the principal amount of $32,265 at an interest rate equal to 5.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $624 are required and the note matures on December 12, 2006. This note is secured by a first priority security interest in the vehicle.

On June 10, 2003, we issued to one lender a promissory note in the principal amount of $35,017 at an interest rate equal to zero percent per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of in the amount of $584 are required and the note matures on June 10, 2008. This note is secured by a first priority security interest in the vehicle.

On October 28, 2003, as a component of the recapitalization discussed in Note 5, we recorded a $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $2,000 was paid on the note resulting in a balance of $181,000 at December 31, 2003. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008.

Maturities of Long-Term debt are as follows:

2004                                                      $   41,174
2005                                                          59,955
2006                                                          63,961
2007                                                          55,003
2008                                                          22,502
                                                          ----------
                                                          $  242,595
                                                          ==========

EQUITY FINANCING

None

LIQUIDITY

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for interim financing and subsequent project financing, would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of December 31, 2003, our contractual obligations and commitments by type and period:

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------
                                                             LESS THAN 1                                AFTER 5
                                                             -----------                                -------
CONTRACTUAL OBLIGATIONS                          TOTAL           YEAR        1-3 YEARS     4-5 YEARS     YEARS
-----------------------                          -----           ----        ---------     ---------   ----------

Short-Term Debt:
---------------
Guarantee of Bank Note Payable..             $  140,475      $ 140,475             --            --            --

Current portion of Long-Term Debt                41,174         41,174             --            --            --
                                             -----------     ---------      ---------     ---------    ----------
Total Short-Term Debt...........                181,649        181,649      $      --            --            --
                                             ==========      =========      =========     =========    ==========

Long-Term Debt:

Notes Payable                                    201,421            --      $ 178,919     $  22,502            --
                                             -----------     ---------      ---------     ---------    ----------
                                                             -
Total Long-Term Debt

Total Debt                                   $  383,070      $ 181,649      $ 178,919     $  22,502    $       --
                                             ==========      =========      =========     =========    ==========

2004 OUTLOOK

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

On February 1, 2003, the sole owner of 100% of the issued and outstanding stock of a predecessor corporation executed an Agreement of Purchase and Sale with a third party for seventy-five percent (75%) of the company. Additionally, on October 28, 2003, the Company sold certain tangible and intangible assets to another related party who also assumed certain liabilities of the Company. Accordingly, the transaction was accounted for on the Transaction Date as a recapitalization of the Company.

As a result of these transactions, the Company believes that sufficient operating, management and financial resources have been made available to the Company in order to turnaround the financial performance of the Company. However, there can be no assurance that these transactions will improve the performance of the Company from recent prior results.

ITEM 7. FINANCIAL STATEMENTS

Filed herewith are our following audited financial statements:

Report of Salberg & Company, P.A. Independent Auditors                        16

Balance Sheet at December 31, 2003                                            17

Statements of Operations for the years ended December 31, 2003 and 2002       18

Statements of Changes in Stockholders' Deficiency for the years ended
December 31, 2003 and 2002                                                    19


Statements of Cash Flows for the years ended December 310, 2003 and 2002      20

Notes to Financial Statements                                              21-30

                          Independent Auditors' Report

To the Board of Directors and shareholders of:
    Moliris Corp., D/B/A Advantage Packaging

We have audited the accompanying balance sheet of Moliris Corp., D/B/A Advantage Packaging as of December 31, 2003, and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moliris Corp., D/B/A Advantage Packaging at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, cash used in operations, stockholders' deficiency and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. As discussed in Note 9 to the financial statements, the Company was in default of a bank line of credit at December 31, 2002. Subsequently, the line of credit was converted to a promissory note with the default being cured. The financial statements do not include any adjustments, that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 13, 2004

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                                  BALANCE SHEET
                                December 31, 2003

ASSETS

Cash and cash equivalents                                         $ 6,415
Accounts receivable, net of $35,150 allowance                     114,921
Inventories                                                        33,829
Other current assets                                                3,892
Due from Factor                                                    11,405
                                                               -----------
TOTAL CURRENT ASSETS                                              170,462

Property and equipment - net                                       56,650
                                                               -----------

TOTAL ASSETS                                                    $ 227,112
                                                               ===========

LIABILITIES AND STOCKHOLDERS DEFICIENCY

LIABILITIES

Accounts payable                                                $ 229,190
Due to Factor                                                      56,152
Due to Related Party                                               27,849
Guarantee of bank note payable                                    140,475
Current portion of long-term debt                                  41,174
Accrued expenses                                                    3,407
                                                               -----------
TOTAL CURRENT LIABILITIES                                         498,247

Long-term debt, net of current portion                            201,421
                                                               -----------
TOTAL LONG-TERM LIABILITIES                                       201,421
                                                               -----------

TOTAL LIABILITIES                                                 699,668

COMMITMENTS AND CONTINGENCIES                                          --

STOCKHOLDERS' DEFICIENCY

Common stock, $0.01 par value, 50,000,000 shares authorized:
Issued - 8,135,000 issued and outstanding                           8,135

Additional paid in capital                                        392,264

Accumulated deficit                                              (872,955)
                                                               -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                   (472,556)
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                   $ 227,112
                                                               ===========


    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                            STATEMENTS OF OPERATIONS

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                       2003           2002
                                                -------------------------------

REVENUES                                         $ 1,174,745       $ 2,334,181
COST OF REVENUES                                     963,466         1,784,087
                                                -------------------------------
GROSS PROFIT                                         211,279           550,094

OPERATING EXPENSES:

Salaries, wages and commissions                      152,617           362,599
Selling, general and administrative                  202,665           187,306
Bad debt                                              31,780            39,031
Rent                                                  97,375            97,334
Depreciation                                          20,417            18,376
                                                -------------------------------
TOTAL OPERATING EXPENSES                             504,854           704,646
                                                -------------------------------

LOSS FROM OPERATIONS                                (293,575)         (154,552)

OTHER EXPENSE:

Interest expense - net                               (19,944)          (30,940)
Other income (expense) - net                          (3,346)            7,523
                                                -------------------------------
TOTAL OTHER EXPENSE                                  (23,290)          (23,417)
                                                -------------------------------

NET LOSS                                         $  (316,865)      $  (177,969)
                                                ===============================

NET LOSS PER SHARE - BASIC AND DILUTED           $     (0.04)      $     (0.03)
                                                ===============================


    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                Common Stock
                                       ------------------------------   Additional                             Total
                                           Shares                         Paid In         Accumulated      Stockholders'
                                           Issued         Amount          Capital           Deficit          Deficiency
                                       ----------------------------------------------------------------------------------
BALANCE AT  DECEMBER 31, 2001            7,000,000        $ 7,000         $ (50,099)       $ (378,121)        $ (421,220)

     Net loss, 2002                             --             --                --          (177,969)          (177,969)
                                       ----------------------------------------------------------------------------------
BALANCE AT  DECEMBER 31, 2002            7,000,000          7,000           (50,099)         (556,090)          (599,189)

     Assumption of liabilities
     by majority stockholder                    --             --           476,577                              476,577
     Capital contribution
     by majority stockholder                                                 88,718                               88,718
     Recapitalization                    1,135,000          1,135          (122,932)               --           (121,797)
     Net loss, 2003                             --             --                --          (316,865)          (316,865)
                                       ----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003             8,135,000        $ 8,135         $ 392,264        $ (872,955)        $ (472,556)
                                       ==================================================================================


    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                            STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                      Year ended Dec. 31,
                                                                                    2003               2002
                                                                             --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (316,865)         $ (177,969)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Depreciation                                                                    20,417              18,376
   Bad debt                                                                        31,780              39,031
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                  (61,177)             42,973
      (Increase) decrease in inventories                                           (5,797)             52,966
      (Increase) decrease in other current assets                                  (3,892)             19,075
      Increase in accounts payable                                                216,903              47,388
      Increase in due to related party                                             27,849                  --
      Increase (decrease) in accrued expenses                                       1,131              (3,030)
                                                                             ---------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (89,651)             38,810

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property and equipment                                                     --              (3,100)
Retirement of property and equipment                                               22,829                 733
                                                                             ---------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                22,829              (2,367)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution by majority owner                                             88,718                  --
Proceeds from short-term borrowings                                                    --              48,000
Principal repayment on short-term borrowings                                       (4,082)            (22,706)
Repayments from factor financing, net                                               7,482             (72,150)
Principal repayment on long-term borrowings                                       (22,464)            (12,449)
                                                                             ---------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                69,654             (59,305)

NET INCREASE (DECREASE) IN CASH                                                     2,833             (22,862)
CASH AT BEGINNING OF PERIOD                                                         3,582              26,444
                                                                             ---------------------------------
CASH AT END OF PERIOD                                                             $ 6,415             $ 3,582
                                                                             =================================

CASH INTEREST PAID                                                               $ 19,980            $ 23,823
                                                                             =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Assumption of accounts payable from majority owner                              $ 476,577                 $--
Recapitalization of accounts payable                                                1,797                  --
Assumption of Note Payable from acquisition                                       183,000                  --
Conversion of line of credit to note payable                                     (140,456)                 --
Guarantee of note payable from acquisition                                        140,456                  --
Purchase of property and equipment from issuance of debt                           35,017                  --


    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.   HISTORY AND NATURE OF BUSINESS

     Moliris Corp., D/B/A Advantage Packaging ("Moliris", "the Company", "we", and "us") is a manufacturing company that specializes in custom corrugated containers. We have a full service plant facility manufacturing several styles and sizes of quality corrugated containers with a reputation of dependable and timely service for our customers. We started business in March of 1986 and were incorporated in Texas in May of 1988.

2.   GOING CONCERN

     We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at December 31, 2003. We had net losses of $316,865 for the year ended December 31, 2003 and $177,969 for the year ended December 31, 2002. Additionally, we had negative cash flow from operations of $89,650 for the year ended December 31, 2003. At December 31, 2003, our current liabilities exceeded our current assets by $327,785, our stockholders' deficiency was $472,556, and we had an accumulated deficit of $872,955.

     The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

     We have substantial short-term and long-term debt obligations. As of December 31, 2003, we had approximately $383,070 of gross debt outstanding.

     Our substantial debt obligations pose risks to our business and stockholders by:

     o    making it more difficult for us to satisfy our obligations;

     o requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

     o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

     o making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

     We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

         As described in Assumption of Liabilities and Contributed Capital Note 4, on February 1, 2003, the sole owner of 100% of the issued and outstanding stock of a predecessor corporation executed an Agreement of Purchase and Sale with a third party for seventy-five percent (75%) of the company. Additionally, as described in Recapitalization Note 5, on October 28, 2003, the Company sold certain tangible and intangible assets to another related party who also assumed certain liabilities of the Company. Accordingly, the transaction was accounted for on the Transaction Date as a recapitalization of the Company.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         As a result of these transactions, the Company believes that sufficient operating, management and financial resources have been made available to the Company in order to turnaround the financial performance of the Company. However, there can be no assurance that these transactions will improve the performance of the Company from recent prior results.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheet and related statements of operations, changes in stockholders' deficiency and cash flows include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP).

ACCOUNTING ESTIMATES

     When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes the allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

ACCOUNTS RECEIVABLE

     Accounts receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be charged off.

INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in first out basis. There is a risk that we will forecast demand for our products and market conditions incorrectly and accumulate excess inventories. Therefore, there can be no assurance that we will not accumulate excess inventory and incur inventory charges at the lower of cost or market in the future.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated over its estimated useful life, which range from five to seven years, using the double-declining balance accelerated method.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis, we have not recorded any impairment charges during the years ended December 31, 2003 and 2002.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


FAIR VALUE OF FINANCIAL INSTRUMENTS

     We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of notes payable approximates book value at December 31, 2003.

ENVIRONMENTAL MATTERS

     Our operations are subject to evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. Our process is not expected to produce harmful levels of emissions or waste by-products. However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of substances at our site should they occur. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements. We are not aware of any area of non-compliance with federal, state or local environmental laws and regulations.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs that are billed to customers are included in revenues recognized by the Company and the expense is classified as cost of sales.

REVENUE RECOGNITION

     The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, title passes to the customer, typically upon delivery, and when collection of the fixed or determinable selling price is reasonable assured.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109")." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

LOSS PER COMMON SHARE

     Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations.

     The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                                       YEAR ENDED DECEMBER 31,

                                                       2003              2002
     Net loss available to common                    $316,865          $177,969
                                                     ========          ========
     Weighted average Shares (Denominator)          7,202,123         7,000,000
                                                    ---------         ---------
     Loss Per Share                                 ($    .04)        ($    .03)
                                                    =========         =========

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of the date of these Consolidated Financial Statements, we had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.

NEW ACCOUNTING STANDARDS

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others. The enterprise providing the guarantee is required to recognize a liability for the fair value of the guarantee and disclose the information in its interim and annual financial statements. The Company has recorded a liability for the fair value of a guarantee at December 31, 2003 (See Short-Term and long-Term Debt Note 9).


         In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 were effective for the Company's financial statements issued for the first quarter of 2003. The adoption of SFAS 148 did not have a significant impact on our financial position and results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which as an interpretation defines when and who consolidates a "variable interest entity," or "VIE." This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE. FIN 46 is effective during 2003 depending on when the VIE is created. We do not believe that the adoption of FIN 46 will have a significant impact on our financial position and results of operations.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial position and results of operations.

4.   ASSUMPTION OF LIABILITIES AND CONTRIBUTED CAPITAL

         On February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH Corrugated, Inc. ("HH"), a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. ("Sterling") whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000. The terms included $10,000 payable upon execution of the agreement and a promissory note in the amount of $140,000, payable $2,500 per month for 12 months. Additionally, Sterling agreed to the assumption and responsibility of $476,577 of HH's obligations, the indemnification of the sole owner's personal guarantee's under all existing corporation obligations and the forgiveness of a loan to the sole owner, in the amount of $30,388. Accordingly, the $30,388 loan was written off as bad debt at December 31, 2002. (See October 28, 2003 Asset Purchase Agreement described below.) Additionally, Sterling has provided $88,718 of capital contributions to HH as of December 31, 2003. Both the $476,577 assumption of liabilities and the $88,718 capital contribution have been recorded as additional paid in capital in the accompanying financial statements as of December 31, 2003.

          The purchase price was a negotiated amount between buyer and seller and took into account the predecessor corporation' business prospects, the location and condition of the assets, obligations assumed, forgiveness of shareholder loans and that there was no established market price for the stock of the company.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

5.   RECAPITALIZATION

         On October 28, 2003 (the "Transaction Date"), the Company executed an Asset Purchase Agreement with Moliris Corp. , an inactive company, ("Moliris") whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit and to assume responsibility and payment for the Sterling promissory note discussed earlier above by issuing a revised promissory note in the increased amount of $200,000 to the prior sole owner of HH. As of the Transaction Date, $17,000 in payments had been made in relation to the promissory note and the Company recorded a $183,000 liability for the promissory note as of the Transaction Date. Subsequent to the Transaction Date, $2,000 was paid on the note resulting in a balance of $181,000 as of December 31, 2003. Moliris also executed a one year sublease agreement for the existing office space of the Company. Finally, a three-year employment agreement between the prior sole owner of HH and Moliris was executed whereby the sole owner would serve in the capacity of President for an annual compensation of $94,000 plus normal employment benefits and included a one year non-compete from the employment date termination. The legality of the transaction is contingent on the Company obtaining the approval of certain creditors allowing for the sale and transfer of certain assets which collateralized certain debt obligations. On May 29, 2003, the previous bank line of credit of $150,000, which for financial accounting purposes is considered assumed by HH, and of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of the Company. At December 31, 2003, the balance of the promissory note was $140,475.

         As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and has recorded a guarantee in the amount of $140,475 as a liability at December 31, 2003 for the promissory note discussed above.

          The shareholders of Sterling had previously on May 1, 2003 agreed to purchase a 73% controlling interest in Moliris. The transaction was consummated contemporaneously with the asset acquisition in October 2003 described above. Accordingly, the transaction was accounted for on the Transaction Date as a recapitalization of the Company.

6.   INVENTORIES

     Inventories at December 31, 2003 consisted of the following:

         Raw materials.......................................     $     3,622
         Finished goods......................................          30,207
                                                                  -----------
                                                                  $   33,829

7.   SALE OF RECEIVABLES WITH RECOURSE

         The Company utilizes a receivables securitization program with a factoring company to provide a cost-effective source of working capital and short-term financing. Under the program, the Company sells, with recourse, certain of its accounts receivable to a third party factoring company. The Company has adopted the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB statement No. 125," which was effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral. According to the criteria of SFAS No. 140, the receivables securitization transactions for the Company have been accounted for as a liability and, as a result, the related receivables sold and a corresponding liability named "Due to Factor" are included in the accompanying balance sheet until payment is received from the customer. The liability is secured by the sold accounts receivable, intangibles, inventory and proceeds. Under the details of the agreement, the finance company funds 80% of the receivables securitized to the company less fees and expenses. The remaining 20% is retained and remitted to the Company when payment is received from the customer and is included under the caption "Due from Factor" in the accompanying balance sheet.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         The Company has received proceeds from the sale of trade receivables totaling $423,358 and $1,600,407 for the years ended December 31, 2003 and 2002, respectively. In 2003 and 2002, the related fees and discounting expense of $15,376 and $59,790, respectively, have been included in "selling, general and administrative" in the accompanying Statements of Operations. At December 31, 2003, $56,152 of accounts receivable was collateral against the amount due to the factor.

8.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 consisted of the following.

         Auto and transportation equipment                   $      192,815
         Machinery and equipment                                     91,102
                                                             ---------------
                                                                    283,917

         Less: Accumulated depreciation                            (227,267)
                                                             --------------
                                                             $       56,650

     Depreciation expense was $20,417 and $18,376 for 2003 and 2002, respectively. Certain of the above property and equipment serves as collateral for various loans - see Note 9.

9.   SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT - GUARANTEE OF BANK NOTE PAYABLE

Our short-term debt at December 31, 2003 consisted of the following:

$144,557 Guarantee of bank note payable, bearing interest at
  11.00% per annum, monthly principal and interest payments of
  $1,994 maturing on June 1, 2013                                    $  140,475
                                                                     ----------

         On May 29, 2003, our previous bank line of credit, of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of the Company.

         As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and has recorded a guarantee in the amount of $140,475 as a liability at December 31, 2003 for the promissory note discussed above. The Company would be obligated under the guarantee for $140,075 if the primary debtor defaults.

LONG-TERM DEBT

Our long-term debt at December 31, 2003 consisted of the following:

$28,429 note payable, dated May 10, 1996, bearing interest at 9.99% per

  annum, payable monthly with final payment due May 10, 2006          $   9,634
$32,265 note payable, dated Dec. 12, 2001, bearing interest at
  5.9% per annum, payable monthly with final payment due Dec.
  12, 2006                                                               20,446
$35,017 note payable, dated Jun. 10, 2003, bearing zero interest
  per annum, payable monthly with final payment due Jun. 10, 2008        31,515
$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due
  Sept. 1, 2008.                                                        181,000
                                                                      ---------
                                                                        242,595

Less current portion                                                    (41,174)
                                                                      ---------
                                                                      $ 201,421

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     On May 10, 1996, we issued to one lender a promissory note in the principal amount of $28,429 at an interest rate equal to 9.99% per annum. The proceeds of these loans were used for the purchase of a motor home. Monthly payments of principal and interest in the amount of $376 are required and the note matures on May 10, 2006. This note is secured by a first priority security interest in the motor home.

         On December 12, 2001, we issued to one lender a promissory note in the principal amount of $32,265 at an interest rate equal to 5.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $624 are required and the note matures on December 12, 2006. This note is secured by a first priority security interest in the vehicle.

         On June 10, 2003, we issued to one lender a promissory note in the principal amount of $35,017 at an interest rate equal to zero percent per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of in the amount of $584 are required and the note matures on June 10, 2008. This note is secured by a first priority security interest in the vehicle.

         On October 28, 2003, as a component of the recapitalization discussed in Note 5, we recorded a $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $2,000 was paid on the note resulting in a balance of $181,000 at December 31, 2003. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008.

Maturities of Long-Term debt are as follows:

2004                                                  $  41,174
2005                                                     59,955
2006                                                     63,961
2007                                                     55,003
2008                                                     22,502
                                                      ---------
                                                      $ 242,595
                                                      =========

10.  STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

     We are authorized to issue up to 50,000,000 shares of our common stock, $0.01 par value per share, of which 8,135,000 were issued and outstanding at December 31, 2003.

11.  INCOME TAXES

         There was no income tax during 2003 and 2002 due to the Company's net loss.

         The Company's tax expense differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                      2003            2002
                                                  ------------   --------------
Computed "expected" tax expense (benefit)        $  (107,734)   $     (60,509)
Change in valuation allowance                        107,734           60,509
                                                  ------------   --------------
                                                 $      --      $        --
                                                  ============   ==============

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

Deferred tax assets
  Net operating loss.................    $  296,805
                                         ----------
Total deferred tax assets............       296,805
Valuation allowance..................      (296,805)
                                         ----------
Net deferred tax asset...............    $       --
                                         ==========

     In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $107,734 during fiscal year 2003 as a result of increased net operating losses. Net Operating loss carry-forwards aggregate approximately $872,955 and expire in the years through 2023.

     As discussed in Assumption of Liabilities and Contributed Capital Note 4, on February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH executed an Agreement of Purchase and Sale with a third party for seventy-five percent (75%) of the company for a purchase price of $150,000. As a result of this transaction, a significant amount of the net operating loss carry-forwards discussed above will be limited.

12.  LEASE COMMITMENTS

     We have a single non-cancelable operating lease agreement for our business office with a renewal option. There is no restriction on our activities concerning dividends, additional debt or further leasing. Future minimum fixed lease payments under the non-cancelable office lease as of December 31, 2003, were:

                                                     MINIMAL LEASE COMMITMENTS
                                                             OPERATING

FISCAL

2004 ................................                         $103,873
2005 ................................                          103,873
2006 ................................                           95,217
                                                              --------
Total minimum lease payments.........                         $302,963
                                                              ========

     Rental expense charged to continuing operations under operating leases for the years ended December 31, 2003 and 2002 was $97,375 and $97,334, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

          Central Texas Corrugated, LP ("Central") sued us on August 9, 2003, in the District Court in McLennan County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of Central and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $45,000 to $47,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at December 31, 2003 under the heading Accounts Payable is $53,280 for an amount due Central.

         The County of Dallas, Texas sued us on December 5, 2003, in the District Court of Dallas County, Texas. The plaintiff's original petition seeks $9,062 of damages on behalf of the County and alleges that we did not pay the required property taxes due. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement and pay a reduced amount, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at December 31, 2003 under the heading Accounts Payable is $9,062 for an amount due the County.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         Smurfit Stone Container Corporation (Smurfit") sued us on December 30, 2003, in the District Court in Dallas County, Texas. The plaintiff's original petition seeks $43,110 of damages on behalf of Smurfit and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $30,000 to $35,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at December 31, 2003 under the heading Accounts Payable is $43,110 for an amount due Smurfit.

         As discussed in the Assumption of Liabilities and Contributed Capital
Note 4, Sterling assumed $476,577 of HH's liabilities and that amount was recorded as contributed capital. However, if an issue would arise in relation to the legality of the assumption of the liabilities by Sterling, the Company may have a potential obligation for the liabilities.

14.  CONCENTRATIONS OF RISK

     The Company sells its products to customers in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

     Our financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

     As previously discussed, the Company entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, the Company sells certain of its accounts receivable with recourse to a third party factoring company. The Company sold to the factoring company $446,046 or 38% of its revenue in 2003 and $1,687,548 or 72% of its revenue in 2002. Under the details of the agreement, the factoring company funds 80% of the receivables securitized to the company less fees and expenses. The remaining 20% is retained and remitted to the Company when payment is received from the customer and is included under the caption "Due from Factor" in the accompanying balance sheet. We had $11,405 and $8,567 due from the factoring company at December 31, 2003 and 2002, respectively.

     Suppliers representing over 10% of purchases were as follows:

                                                 2003        2002

Supplier 1                                       30%           23%
Supplier 2                                       25%            3%
Supplier 3                                        0%           12%

     Customers representing over 10% of revenues were as follows:

                                                 2003        2002

Customer 1                                        14%           0%
Customer 2                                        13%           4%
Customer 3                                         0%          18%
Customer 4                                         0%          17%

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


15.  RELATED PARTY TRANSACTIONS

     See Recapitalization - Note 5 for discussion related to a forgiven loan from the sole stockholder of HH.

     At December 31, 2003, the Company has a liability for due to related parties in the amount of $27,849. This is comprised of $3,274 to H-Wood Packaging, $12,000 to Sterling Capital and $12,575 to Udata Corp. All three of these entities are controlled by a director and former director of the Company.

16.  SUBSEQUENT EVENTS

     On January 29, 2004, Mr. Vinson resigned his position as President and Director of the Company and on the same date, Mr. Parks was appointed as the new President. The open director position has not been filled and the Company has not made a determination if and when the position will be filled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation engaged Salberg & Company, P.A. on April 20, 2004 as its principal accountant to audit the Corporation's financial statements for the year ended December 31, 2003 and on June 19, 2003 to audit the financial statements for the year ended December 31, 2002.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of December 31, 2003, are set forth below. The directors hold office for their respective term and until there successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company as of December 31, 2003.

Name                              Age        Position                          Years of Service
-------------------               ---        ------------------------------    ----------------
Lindsey Vinson                    45         President and Director - (A)      Since October 28, 2003 - (A)

Clyde R. Parks                    56         Director                          Since October 28, 2003

Michael Hazelwood                 50         Vice President and Director       Since October 28, 2003

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2004. Directors will be elected for one-year terms at each annual shareholder's meeting.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

(A) On January 29, 2004, Mr. Vinson resigned his position as President and Director of the Company and on the same date, Mr. Parks was appointed as the new President. The open director position has not been filled and the Company has not made a determination if and when the position will be filled.

BOARD OF DIRECTORS/EXECUTIVE OFFICERS

LINDSEY VINSON - President and Director - age 45. Mr. Vinson practiced law in the Dallas-Fort Worth area from 1983-1996 and since that time has been involved with several operating businesses in packaging, electronics and oil and gas equipment.

CLYDE PARKS - Director - age 56. Mr. Parks has primarily practiced law in the Dallas-Fort Worth area for over 30 years and during that time has practiced litigation, bankruptcy and securities work. Over the last five years Clyde has become more involved with operating businesses.

MIKE HAZELWOOD - Vice President and Director - age 50. Mr. Hazelwood has been in the corrugated packaging industry for over 20 years initially working in operations for several consolidated corrugated manufacturers. Mike formed the predecessor to Advantage Packaging, HH Corrugated, in 1983 and has run all facets of that operation since that time.

FAMILY RELATIONSHIPS

None

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

The Company has filed all required filings.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ending December 31, 2003, 2002 and 2001, the compensation awarded or paid by Moliris to its Chief Executive Officer and any of the executive officers of Moliris whose total salary and bonus exceeded $100,000 US during such year (The "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

                                 Annual Compensation           Long Term Compensation
                           ------------------------------  ----------------------------------
                                                                    Awards           Payouts
                                                           ------------------------  --------
Name and           Year  Salary   Bonus   Other Annual   Restricted   Securities     LTIP
All Other
Principal Position        ($)       ($)    Compensation      Stock     Underlying   Payouts
Compensation
                                                 ($)        Award(s)     Options /     ($)
                                                               ($)         SARs
                                                                            (#)
-----------------  ----  -------  ------  -------------  -----------  -----------  --------
Lindsey Vinson     2001  $0            -0-            -0-          -0-          -0-       -0-
President (B)      2002  $0            -0-            -0-          -0-          -0-       -0-
And Director       2003  $0            -0-            -0-          -0-          -0-       -0-


Mike Hazelwood     2001  $98,155       -0-            -0-          -0-          -0-       -0-
President (A)      2002  $99,804       -0-            -0-          -0-          -0-       -0-
                   2003  $76,835       -0-            -0-          -0-          -0-       -0-

(A) Mr. Hazelwood was President for all of 2001 and 2002 and through October 28, 2003.
(B) Mr. Vinson was President from October 28, 2003 through December 31, 2003.

--------------------------------------------------------------------------------

No Stock Options or SAR Grants were granted in 2003.

EMPLOYMENT AGREEMENTS

We have entered into an employment agreement with Mr. Michael Hazelwood, an officer and director of the Company. The following sets forth the primary terms of the employment agreement:

On October 28, 2003, we entered into an employment agreement with Mr. Hazelwood that ends on October 28, 2006, to act as our Vice President and Secretary. Pursuant to the employment agreement, Mr. Hazelwood is paid a salary of $80,000 per annum plus paid health insurance and cell phone, a company provided vehicle and a bonus to be determined by the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of December 31, 2003, the number and percentage of outstanding shares of our Common Stock indicated in the following table:


                              Shares Beneficially
Name and Address               Owned Outstanding          Percentage of Shares
--------------------          -------------------         --------------------

Clyde R. Parks                     5,000,000    (3)               61.5%
CEO and Chairman
7507 Lavendale Ave.
Dallas, TX 75230

Michael Hazelwood                  2,000,000                       24.6%
Director
4567 Mint Way
Dallas, TX 75236

  Total ownership by our           7,200,000                       86.1%
  officers and directors
  (two individuals)

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Based on 8,135,000 shares of our Common Stock issued and outstanding as of December 31, 2003.

(3) On January 29, 2004, Clyde R. Parks, President and Chairman of the Board of the Company, acquired 2,500,000 shares of the Company's Common Stock held by Lindsey and Troy Vinson. Additionally, on January 29, 2004, Mr. Vinson resigned s President and Director of the Company and Mr. Parks was appointed President.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2003, the Company has a liability for due to related parties in the amount of $27,849. This is comprised of $3,274 to H-Wood Packaging, $12,000 to Sterling Capital and $12,575 to Udata Corp. All three of these entities are controlled by a director and former director of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

------------------------------------- ----------------------------------- -----------------------------------
Exhibit                               Title                               Location
------------------------------------- ----------------------------------- -----------------------------------
31.1                                  Certification by Principal          Attached
                                      Executive Officer
------------------------------------- ----------------------------------- -----------------------------------
31.2                                  Certification of Principal          Attached
                                      Financial Officer
------------------------------------- ----------------------------------- -----------------------------------
32                                    Certifications of Principal         Attached
                                      Executive and Financial Officer
                                      Pursuant to 906
------------------------------------- ----------------------------------- -----------------------------------

(b) Reports on Form 8-K:

During the period ended December 31, 2003, the Company filed the following reports on Form 8-K:

Date of Event Reported                                         Items Reported
----------------------                                         --------------
October 25, 2003                                               Items 1, 2 and 7


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Salberg & Company, P.A., was the Company's principal accountant for fiscal years 2003 and 2002. Aggregate fees for professional services rendered for the Company by Salberg & Company, P.A. for such fiscal years were as follows:

--------------------------------------------------------------------------------

                                FISCAL YEAR ENDED          FISCAL YEAR ENDED
                                DECEMBER 31, 2003          DECEMBER 31, 2002

Audit Fees                      $          25,000           $        37,000
Audit-Related Fees              $               0           $             0
Tax Fees                        $               0           $             0
All Other Fees                  $               0           $             0

Audit Fees were for professional services rendered for the audit of the Company's annual financial statements, the review of quarterly financial statements, the preparation of statutory and regulatory filings, and the issuance of comfort letters and consents.

The Board of Directors has adopted policies and procedures for the pre-approval of the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence. All annual recurring audit fees require specific approval by the Board of Directors prior to the work commencing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Moliris Corp., D/B/A Advantage Packaging in the capacities and on the dates indicated.

NAME AND SIGNATURE               TITLE                            DATE


                                                                  May 28, 2004
 /s/
-------------------------------  Principal Executive Officer,
                                 Principal Financial Officer,
Clyde R. Parks