Form 10QSB
period 2004-03-31
MOLIRIS CORP
filed 2004-06-08
CIK 1211229

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                            Commission File # 0-33473

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
        (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

The number of shares outstanding of the Company's common stock outstanding on March 31, 2004: 8,135,000

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                                   FORM 10-QSB

Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion  and Analysis of Financial Condition and
            Results of Operations

Item  3  -  Controls and Procedures

PART II  -  OTHER INFORMATION

Item  1  -  Legal Proceedings

Item  2  -  Changes in Securities

Item  3  -  Defaults upon Senior Securities

Item  4  -  Submission of Matters to a Vote of Security Holders

Item  5  -  Other Information

Item  6  -  Exhibits and Reports on  Form  8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Filed herewith are our following unaudited financial statements:

Balance Sheet at March 31, 2004

Statements of Operations for the three months ended March 31, 2004 and 2003

Statements of Changes in Stockholders' Deficiency for the three months ended March 31, 2004

Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Financial Statements

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                                  BALANCE SHEET
                                 March 31, 2004

ASSETS
Cash and cash equivalents                                        $     1,111
Accounts receivable, net of $35,150 allowance                        177,185
Inventories                                                           33,829
Other current assets                                                  53,991
Due from Factor                                                       11,779
                                                                 ------------
TOTAL CURRENT ASSETS                                                 277,895

Property and equipment - net                                          83,070
                                                                 ------------

TOTAL ASSETS                                                     $   360,965
                                                                 ============

LIABILITIES AND STOCKHOLDERS DEFICIENCY
LIABILITIES
Bank overdrafts                                                  $    11,092
Accounts payable                                                     399,776
Due to Factor                                                         55,179
Due to Related Party                                                  40,133
Guarantee of bank note payable                                       137,196
Current portion of long-term debt                                     47,138
Accrued expenses                                                      53,749
                                                                 ------------
TOTAL CURRENT LIABILITIES                                            744,264

Long-term debt, net of current portion                               224,761
                                                                 ------------
TOTAL LONG-TERM LIABILITIES                                          224,761
                                                                 ------------

TOTAL LIABILITIES                                                    969,024

COMMITMENTS AND CONTINGENCIES                                             --

STOCKHOLDERS' DEFICIENCY
Common stock, $0.01 par value, 50,000,000 shares authorized:
Issued - 8,135,000 issued and outstanding                              8,135

Additional paid in capital                                           393,264

Accumulated deficit                                               (1,009,458)
                                                                 ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                      (608,059)
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                    $   360,965
                                                                 ============

    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                            STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED
                                                            MARCH 31, 2004
                                                          2004          2003
                                                     ---------------------------

REVENUES                                             $   332,340      $ 264,161
COST OF SALES                                            280,708        189,390
                                                     ---------------------------
GROSS PROFIT                                              51,632         74,771

OPERATING EXPENSES:

Salaries, wages and commissions                           68,313         49,735
Selling, general and administrative                       77,321         42,154
Rent                                                      30,810          4,328
Depreciation                                              10,021          5,104
                                                     ---------------------------
TOTAL OPERATING EXPENSES                                 186,465        101,321
                                                     ---------------------------

LOSS FROM OPERATIONS                                    (134,833)       (26,550)

OTHER INCOME (EXPENSE):

Interest expense - net                                    (3,306)        (1,993)
Other income - net                                         1,636          6,950
                                                     ---------------------------
TOTAL OTHER INCOME (EXPENSE)                              (1,670)         4,957
                                                     ---------------------------

NET LOSS                                             $  (136,503)    $  (21,593)
                                                     ===========================

NET LOSS PER SHARE - BASIC AND DILUTED               $     (0.02)          0.00
                                                     ===========================


    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2004

                                                             Common Stock
                                                     --------------------------       Additional                         Total
                                                         Shares                        Paid In        Accumulated     Stockholders'
                                                         Issued        Amount          Capital          Deficit        Deficiency
                                                     ------------------------------------------------------------------------------
BALANCE AT  DECEMBER 31, 2003                          8,135,000       $ 8,135        $ 392,264       $  (872,955)      $ (472,556)

     Capital contribution from majority owner                 --            --            1,000                              1,000
     Net loss, three months ended March 31, 2004              --            --               --          (136,503)        (136,503)
                                                     ------------------------------------------------------------------------------
BALANCE AT  DECEMBER 31, 2002                          8,135,000       $ 8,135        $ 393,264       $(1,009,458)      $ (608,059)
                                                     ==============================================================================


    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                            STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
                                                                         Three months ended Mar. 31,
                                                                            2004            2003
                                                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (136,503)     $ (21,593)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Depreciation                                                              10,021          5,104
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                       (62,264)       (12,836)
      Increase in inventories                                                    --        (31,553)
      Increase in other current assets                                      (50,099)        (1,593)
      Increase in bank overdrafts                                            11,092             --
      Increase in accounts payable                                          170,586         53,089
      Increase in due to related party                                       12,284             --
      Increase (decrease) in accrued expenses                                50,343         (2,157)
                                                                         --------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           5,462        (11,539)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property and equipment                                          (36,441)            --
                                                                         --------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (36,441)            --

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution by majority owner                                        1,000         22,550
Principal repayment on short-term borrowings                                 (3,279)        (2,442)
Repayments from factor financing, net                                        (1,347)        (2,088)
Proceeds from long-term borrowings                                           34,041             --
Principal repayment on long-term borrowings                                  (4,739)        (4,159)
                                                                         --------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    25,676         13,861

NET (DECREASE) INCREASE IN CASH                                              (5,304)         2,322
CASH AT BEGINNING OF PERIOD                                                   6,415          3,582
                                                                         --------------------------
CASH AT END OF PERIOD                                                    $    1,111      $   5,904
                                                                         ==========================

CASH INTEREST PAID                                                       $    3,311      $      --
                                                                         ==========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:                                               --
Assumption of accounts payable from majority owner                       $       --      $ 476,578
                                                                         ==========================


    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1.    HISTORY AND NATURE OF BUSINESS

Moliris Corp., D/B/A Advantage Packaging ("Moliris", "the Company", "we", "us") is a manufacturing company that specializes in custom corrugated containers. We have a full service plant facility manufacturing several styles and sizes of quality corrugated containers with a reputation of dependable and timely service for our customers. We started business in March of 1986 and were incorporated in Texas in May of 1988.

2.    GOING CONCERN

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at March 31, 2004. We had net losses of $136,503 for the three months ended March 31, 2004 and $21,593 for the three months ended March 31, 2003. At March 31, 2004, our current liabilities exceeded our current assets by $466,369, our stockholders' deficiency was $608,059, and we had an accumulated deficit of $1,009,458.

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

We have substantial short-term and long-term debt obligations. As of March 31, 2004, we had approximately $409,095 of gross debt outstanding.

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

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ending December 31, 2003 included in the Company's Form 10-KSB.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis, we have not recorded any impairment charges during the three months ended March 31, 2004 and 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of notes payable approximates book value at March 31, 2004.

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

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


LOSS PER COMMON SHARE

Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations.

The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                                THREE MONTHS ENDED MARCH 31,
                                                   2004            2003
    Net loss available to common                 $136,503           $21,593
                                                =========         =========
    Weighted average Shares (Denominator)       8,135,000         7,000,000
                                                ---------         ---------
    Loss Per Share                              ($    .02)        ($    .00)
                                                =========         =========

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

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS
150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a significant impact on our financial position and results of operations.

4.     ASSUMPTION OF LIABILITIES AND CONTRIBUTED CAPITAL

On February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH Corrugated, Inc. ("HH"), a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. ("Sterling") whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000. The terms included $10,000 payable upon execution of the agreement and a promissory note in the

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


amount of $140,000, payable $2,500 per month for 12 months. Additionally, Sterling agreed to the assumption and responsibility of $476,577 of HH's obligations, the indemnification of the sole owner's personal guarantee's under all existing corporation obligations and the forgiveness of a loan to the sole owner, in the amount of $30,388. Accordingly, the $30,388 loan was written off as bad debt at December 31, 2002. (See October 28, 2003 Asset Purchase Agreement described below.) Additionally, Sterling has provided $89,718 of capital contributions to HH as of March 31, 2004. Both the $476,577 assumption of liabilities and the $89,718 capital contribution have been recorded as additional paid in capital in the accompanying financial statements as of March 31, 2004.

 The purchase price was a negotiated amount between buyer and seller and took into account the predecessor corporation' business prospects, the location and condition of the assets, obligations assumed, forgiveness of shareholder loans and that there was no established market price for the stock of the company.

5.     RECAPITALIZATION

On October 28, 2003 (the "Transaction Date"), the Company executed an Asset Purchase Agreement with Moliris Corp. , an inactive company, ("Moliris") whereby Moliris purchased certain tangible and intangible assets of the business, and assumed certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit and assumed responsibility and payment for the Sterling promissory note discussed earlier above by issuing a revised promissory note in the increased amount of $200,000 to the prior sole owner of HH. As of the Transaction Date, $17,000 in payments had been made in relation to the promissory note and the Company recorded a $183,000 liability for the promissory note as of the Transaction Date. Subsequent to the Transaction Date, $2,000 was paid on the note resulting in a balance of $181,000 as of March 31, 2004. Moliris also executed a one year sublease agreement for the existing office space of the Company. Finally, a three-year employment agreement between the prior sole owner of HH and Moliris was executed whereby the sole owner would serve in the capacity of President for an annual compensation of $80,000 plus normal employment benefits and included a one year non-compete from the employment date termination. The legality of the transaction is contingent on the Company obtaining the approval of certain creditors allowing for the sale and transfer of certain assets which collateralized certain debt obligations. On May 29, 2003, the previous bank line of credit of $150,000, which for financial accounting purposes is considered assumed by HH, and of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of the Company. At March 31, 2004, the balance of the promissory note was $137,196.

As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and has recorded a guarantee in the amount of $137,196 as a liability at March 31, 2004 for the promissory note discussed above.

 The shareholders of Sterling had previously on May 1, 2003 agreed to purchase a 73% controlling interest in Moliris. The transaction was consummated contemporaneously with the asset acquisition in October 2003 described above. Accordingly, the transaction was accounted for on the Transaction Date as a recapitalization of the Company.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


6.     INVENTORIES

Inventories at March 31, 2004 consisted of the following:

           Raw materials.....................................     $  3,622
           Finished goods....................................       30,207
                                                                  --------
                                                                  $ 33,829
                                                                  ========

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

The Company has received proceeds from the sale of trade receivables totaling $96,725 and $98,738 for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, the related fees and discounting expense of $3,307 and $3,342, respectively, have been included in "selling, general and administrative" in the accompanying Statements of Operations. At March 31, 2004, $11,779 of accounts receivable was collateral against the amount due to the factor.

8.     PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 consisted of the following.

           Auto and transportation equipment..................     $229,256
           Machinery and equipment............................       91,102
                                                                   --------
                                                                    320,358
           Less: Accumulated depreciation.....................     (237,288)
                                                                   --------
                                                                   $ 83,070
                                                                   ========

Depreciation expense was $10,021 and $5,104 for the three months ended March 31, 2004 and 2003, respectively. Certain of the above property and equipment serves as collateral for various loans - see Note 9.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


9.    SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

Our short-term debt at March 31, 2004 consisted of the following:

$144,557 Guarantee of bank note payable, bearing interest
 at 11.00% per annum, monthly principal and interest payments
 of $1,994 maturing on June 1, 2013                                $137,196
                                                                   ========

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

           As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and recorded a guarantee in the amount of $140,475 as a liability at December 31, 2003 for the promissory note discussed above. The Company has been making payments on this note as the guarantor, but has not recorded the payments as a receivable from the predecessor company since collection is not likely. Additionally, the Company would be obligated under the guarantee for the outstanding balance of $137,196 if the primary debtor defaults.

LONG-TERM DEBT

Our long-term debt at March 31, 2004, 2003 consisted of the following:

$28,429 note payable, dated May 10, 1996, bearing interest
  at 9.99% per annum, payable monthly with final payment due
  May 10, 2006                                                        $   8,738
$32,265 note payable, dated Dec. 12, 2001, bearing interest
  at 5.9% per annum, payable monthly with final payment due
  Dec. 12, 2006                                                          18,869
$35,017 note payable, dated Jun. 10, 2003, bearing zero
  interest per annum, payable monthly with final payment due
  Jun. 10, 2008                                                          29,765
$34,041 note payable, dated Mar. 17, 2004, bearing interest
  at 3.9% per annum, payable monthly with final payment due
  Mar. 17, 2009                                                          33,527
$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final
  payment due Sept. 1, 2008.                                            181,000
                                                                      ---------

                                                                        271,899
Less current portion                                                    (47,138)
                                                                      ---------
                                                                      $ 224,761
                                                                      =========

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

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


On June 10, 2003, we issued to one lender a promissory note in the principal amount of $35,017 at an interest rate equal to zero percent per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of in the amount of $584 are required and the note matures on June 10, 2008. This note is secured by a first priority security interest in the vehicle.

On March 17, 2004, we issued to one lender a promissory note in the principal amount of $34,041 at an interest rate equal to 3.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $625 are required and the note matures on March 17, 2009. This note is secured by a first priority security interest in the vehicle.

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

Maturities of Long-Term debt are as follows:

2005                                                   $ 47,138
2006                                                     66,698
2007                                                     67,892
2008                                                     62,071
2009                                                     28,100
                                                       --------
                                                       $271,899
                                                       ========

10.   STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

We are authorized to issue up to 50,000,000 shares of our common stock, $0.01 par value per share, of which 8,135,000 were issued and outstanding at March 31, 2004.

11.   COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

 Central Texas Corrugated, LP ("Central") sued us on August 9, 2003, in the District Court in McLennan County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of Central and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $45,000 to $47,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at March 31, 2004 under the heading Accounts Payable is $53,280.

The County of Dallas, Texas sued us on December 5, 2003, in the District Court of Dallas County, Texas. The plaintiff's original petition seeks $9,062 of damages on behalf of the County and alleges that we did not pay the required property taxes due. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement and pay a reduced amount, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at March 31, 2004 under the heading Accounts Payable is $9,062 for an amount due the County.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Smurfit Stone Container Corporation (Smurfit") sued us on December 30, 2003, in the District Court in Dallas County, Texas. The plaintiff's original petition seeks $43,110 of damages on behalf of Smurfit and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $30,000 to $35,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at March 31, 2004 under the heading Accounts Payable is $43,110 for an amount due Smurfit.

As discussed in the Assumption of Liabilities and Contributed Capital Note 4, Sterling assumed $476,577 of HH's liabilities and that amount was recorded as contributed capital. However, if an issue would arise in relation to the legality of the assumption of the liabilities by Sterling, the Company may have a potential obligation for the liabilities.

We have a single non-cancelable operating lease agreement for our business office with a renewal option. There is no restriction on our activities concerning dividends, additional debt or further leasing. Rental expense charged to continuing operations under operating leases for the three months ended March 31, 2004 and 2003 was $30,810 and $24,333, respectively.

12.   RELATED PARTY TRANSACTIONS

At March 31, 2004, the Company has a liability for due to related parties in the amount of $40,133. This is comprised of $3,274 to H-Wood Packaging, $6,606 to Sterling Capital and $30,253 to Udata Corp. All three of these entities are controlled by a director or former director of the Company.

During the three months ended March 31, 2004, the Company advanced approximately $32,000 of funds to the former President, who resigned on January 29, 2004. Additionally, the Company incurred approximately $18,000 of credit card obligations for the former President and other parties that may be of a personal nature during the same period. The Company has recorded these amounts as a receivable and included in the Balance Sheet caption entitled Other Current Assets at March 31, 2004. The former President is performing consulting services for the Company and it is anticipated that a formal consulting agreement will be completed in the near future and the $32,000 of funds advanced as discussed above will be reclassed as consulting expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our annual report on Form 10-KSB for the year ended December 31, 2003.

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

OVERVIEW OF COMPANY

Since its inception, the Company has suffered recurring losses from operations and has not been able to provide sufficient cash resources to sustain its operations. We have substantial current obligations and we have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern as of December 31, 2003. These factors are also discussed in Note 2 to our unaudited financial statements for the three months ended March 31, 2004.

We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders' deficiency at March 31, 2004. We had a net loss of $136,503 for the three months ended March 31, 2004 and a working capital deficiency of $466,369, accumulated deficit of $1,009,458 and a stockholders' deficiency of $608,059 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

RECENT DEVELOPMENTS

On January 29, 2004, Mr. Lindsey Vinson resigned his position as President and Director of the Company and on the same date, Mr. Clyde Parks was appointed as the new President. The open director position has not been filled and the Company has not made a determination if and when the position will be filled.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the three months ended March 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The independent auditors' reports to our financial statements for the year ended December 31, 2003 and December 31, 2002, include an emphasis paragraph in addition to their audit opinion stating that our recurring losses from operations, cash flow used in operations, working capital deficiency and stockholders' deficiency raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

GUARANTEE OF NOTE PAYABLE

On October 28, 2003, the Company executed an Asset Purchase Agreement with Moliris whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45. Subsequently, the Company has paid $3,279 in principal payments resulting in a balance of $137,196 at March 31, 2004.

RESULTS OF OPERATIONS

FINANCIAL ANAYLYSIS OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                THREE MONTHS ENDED
                                                  MARCH 31, 2004
                                              2004            2003
                                         -------------------------------

REVENUES                                 $    332,340      $  264,161
COST OF SALES                                 280,708         189,390
                                         -------------------------------
GROSS PROFIT                                   51,632          74,771

OPERATING EXPENSES:

Salaries, wages and commissions                68,313          49,735
Selling, general and administrative            77,321          42,154
Rent                                           30,810           4,328
Depreciation                                   10,021           5,104
                                         -------------------------------
TOTAL OPERATING EXPENSES                      186,465         101,321
                                         -------------------------------

LOSS FROM OPERATIONS                         (134,833)        (26,550)

OTHER INCOME (EXPENSE):

Interest expense - net                         (3,306)         (1,993)
Other income - net                              1,636           6,950
                                         -------------------------------
TOTAL OTHER INCOME (EXPENSE)                   (1,670)          4,957
                                         -------------------------------

NET LOSS                                 $   (136,503)     $  (21,593)
                                         ===============================

Revenue:

Operating revenue increased $68,179, or 25.8%, to $332,340 for the three months ended March 31, 2004 from $264,161 for the three months ended March 31, 2003. The increase was primarily the result of the fact that in 2003, two significant product salesmen left the Company and several key customers of the Company took their business with them, resulting in a significant loss of business in 2003 as compared to 2004.

Cost of Sales:

Cost of sales increased $91,318, or 48.2%, to $280,708 for the three months ended March 31, 2004 from $189,390 for the three months ended March 31, 2003. The increase was directly attributable to the increase in revenue discussed above.

Operating Expenses:

Operating expenses increased $85,144, or 84.0% to $186,465 for the three months ended March 31, 2004 from $101,321 for the three months ended March 31, 2003. The increase was primarily the result of a $35,167 increase in general and administrative expense and a $18,578 increase in salaries, wages and commissions. These increases reflect the fact that the Company has refocused its business efforts in 2004 to counter the loss of certain customers in 2003 as discussed above.

Other Income (Expense):

Other expense increased $6,627, or 133.7% to $1,670 of expense for the three months ended March 31, 2004 from $4,957 of income for the three months ended March 31, 2003. The increase was primarily the result of a $5,315 decrease in other income in 2004 versus 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,111 at March 31, 2004 as compared to $6,415 at December 31, 2003, and working capital deficit was $466,369 at March 31, 2004 as compared to $327,785 at December 31, 2003. The decrease in cash was primarily the result of the Company having a significantly greater net loss during the three months ended March 31, 2004 as compared to 2003. The increase in the working capital deficit from December 31, 2003 was primarily the result of an increase in accounts payable and accrued expenses.

Operating Activities: Net cash provided by operating activities was $5,462 for the three months ended March 31, 2004 while cash that was used in operating activities was $11,539 for the three months ended March 31, 2003. The increase in cash provided by operations resulted primarily due to the fact of increases in accounts payable and accrued expenses.

Investing Activities: Cash used in investing activities was $36,441 for the three months ended march 31, 2004, while there were no investing cash flow activities during the same period in 2003. The increase in cash used in investing activities was from the purchase of property and equipment.

Financing Activities: Cash provided by financing activities was $25,676 for the three months ended March 31, 2004 as compared to $13,861 cash provided by financing activities during the three months ended March 31, 2003. The increase in cash provided by financing activities was primarily the result of proceeds from $34,041 of proceeds from long term borrowings.

SHORT-TERM DEBT

Our short-term debt at March 31, 2004 consisted of the following:

$144,557 Guarantee of bank note payable, bearing interest at
  11.00% per annum, monthly principal and interest payments
  of $1,994 maturing on June 1, 2013                                  $137,196
                                                                      ========

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

      As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and recorded a guarantee in the amount of $140,475 as a liability at December 31, 2003 for the promissory note discussed above. The Company has been making payments on this note as the guarantor, but has not recorded the payments as a receivable from the predecessor company since collection is not likely. Additionally, the Company would be obligated under the guarantee for the outstanding balance of $137,196 if the primary debtor defaults.

LONG-TERM DEBT

Our long-term debt at March 31, 2004, 2003 consisted of the following:

$28,429 note payable, dated May 10, 1996, bearing interest at
  9.99% per annum, payable monthly with
  final payment due May 10, 2006                                      $   8,738
$32,265 note payable, dated Dec. 12, 2001, bearing interest at
  5.9% per annum, payable monthly with final payment due
  Dec. 12, 2006                                                          18,869

$35,017 note payable, dated Jun. 10, 2003, bearing zero interest per annum, payable monthly with final
  payment due Jun. 10, 2008                                              29,765
$34,041 note payable, dated Mar. 17, 2004, bearing interest at
  3.9% per annum, payable monthly with final payment due
  Mar. 17, 2009                                                          33,527
$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly
  with final payment due Sept. 1, 2008.                                 181,000
                                                                       --------
                                                                        271,899
Less current portion                                                    (47,138)
                                                                       --------
                                                                       $224,761
                                                                       ========

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

On March 17, 2004, we issued to one lender a promissory note in the principal amount of $34,041 at an interest rate equal to 3.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $625 are required and the note matures on March 17, 2009. This note is secured by a first priority security interest in the vehicle.

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

Maturities of Long-Term debt are as follows:

        2005                                                $  47,138
        2006                                                   66,698
        2007                                                   67,892
        2008                                                   62,071
        2009                                                   28,100
                                                            ---------
                                                            $ 271,899
                                                            =========

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of March 31, 2004, our contractual obligations and commitments by type and period:

                                                                         PAYMENTS DUE BY PERIOD
                                                             LESS THAN 1                                            AFTER
CONTRACTUAL OBLIGATIONS                      TOTAL              YEAR           1-3 YEARS        4-5 YEARS          5 YEARS
-----------------------                   ----------          ---------       ----------       ----------        ----------
Short-Term Debt:                                                                      --               --                --
Guarantee of Bank Note Payable            $  137,196          $ 137,196               --               --                --
Current portion of Long-Term Debt             47,138             47,138               --               --                --
                                          ----------          ---------       ----------       ----------        ----------
Total Short-Term Debt                        184,334            184,334       $       --               --                --
                                          ==========          =========       ==========       ==========        ==========

Long-Term Debt:

Notes Payable                                224,761                 --       $  196,661       $   28,100        $       --
                                          ----------          ---------       ----------       ----------        ----------
Total Long-Term Debt

Total Debt                                $  409,095          $ 184,334       $  196,661       $   28,100        $       --
                                          ==========          =========       ==========       ==========        ==========

RECENT ACCOUNTING DEVELOPMENTS

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

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS
150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a significant impact on our financial position and results of operations.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Clyde Parks, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Central Texas Corrugated, LP ("Central") sued us on August 9, 2003, in the District Court in McLennan County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of Central and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $45,000 to $47,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at March 31, 2004 under the heading Accounts Payable is $53,280.

The County of Dallas, Texas sued us on December 5, 2003, in the District Court of Dallas County, Texas. The plaintiff's original petition seeks $9,062 of damages on behalf of the County and alleges that we did not pay the required property taxes due. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement and pay a reduced amount, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at March 31, 2004 under the heading Accounts Payable is $9,062 for an amount due the County.

Smurfit Stone Container Corporation (Smurfit") sued us on December 30, 2003, in the District Court in Dallas County, Texas. The plaintiff's original petition seeks $43,110 of damages on behalf of Smurfit and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $30,000 to $35,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at March 31, 2004 under the heading Accounts Payable is $43,110 for an amount due Smurfit.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

---------------- --------------------------------------------------------------------------------------- ------------------
Exhibit          Description                                                                             Location
---------------- --------------------------------------------------------------------------------------- ------------------
31.1             Certification by Principal Executive Officer                                            Page 26
---------------- --------------------------------------------------------------------------------------- ------------------
31.2             Certification of Principal Financial Officer                                            Page 27
---------------- --------------------------------------------------------------------------------------- ------------------
32               Certifications of Principal Executive and Financial Officer Pursuant to 906             Page 28
---------------- --------------------------------------------------------------------------------------- ------------------

(b)   Reports on Form 8-K.

During the period ended March 31, 2004, the Company filed the following reports on Form 8-K:

Date of Event Reported                                       Items Reported
----------------------                                       --------------
January 29, 2004                                             Items 1 and 6

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Moliris Corp., D/B/A Advantage Packaging, in the capacities and on the dates indicated.

NAME AND SIGNATURE                                             TITLE                                  DATE



  /s/                                                          Principal Executive Officer,
-------------------------------------------------------------  Principal Financial Officer,
Clyde Parks                                                    Sole Director                          June 4, 2004