Form 10QSB
period 2004-06-30
MOLIRIS CORP
filed 2004-08-23
CIK 1211229

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

The number of shares outstanding of the Company's common stock outstanding on August 11, 2004: 8,135,000

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

Balance Sheet at June 30, 2004

Statements of Operations for the three and six months ended June 30, 2004 and
2003

Statements of Changes in Stockholders' Deficiency for the six months ended June 30, 2004

Statements of Cash Flows for the six months ended June 30, 2004 and 2003

Notes to Financial Statements

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                                  BALANCE SHEET
                                  June 30, 2004

ASSETS
Cash and cash equivalents                                           $        --
Accounts receivable, net of $35,150 allowance                           128,083
Inventories                                                              32,945
Other current assets                                                    127,635
Due from Factor                                                          13,096
                                                                    -----------
TOTAL CURRENT ASSETS                                                    301,760

Property and equipment - net                                             74,026
                                                                    -----------

TOTAL ASSETS                                                        $   375,785
                                                                    ===========

LIABILITIES AND STOCKHOLDERS DEFICIENCY
LIABILITIES
Bank overdrafts                                                     $    19,923
Accounts payable                                                        503,676
Due to Factor                                                            56,231
Due to Related Party                                                    170,703
Guarantee of bank note payable in default                               137,196
Note payable in default                                                   8,130
Current portion of long-term debt                                        38,150
Accrued expenses                                                         66,696
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,000,704

Long-term debt, net of current portion                                  218,113
                                                                    -----------
TOTAL LONG-TERM LIABILITIES                                             218,113
                                                                    -----------

TOTAL LIABILITIES                                                     1,218,818

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIENCY
Common stock, $0.01 par value, 50,000,000 shares authorized:
Issued - 8,135,000 issued and outstanding                                 8,135

Additional paid in capital                                              393,264

Accumulated deficit                                                  (1,244,432)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (843,032)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                       $   375,785
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                            STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 June 30, 2004                   JUNE 30, 2004
                                             2004            2003             2004             2003
                                            ---------       ---------       ---------       ---------
REVENUES                                    $ 303,202       $ 271,112       $ 637,178       $ 540,884
COST OF SALES                                 107,526         189,390         388,234         301,562
                                            ---------       ---------       ---------       ---------
GROSS PROFIT                                  195,676          81,722         248,944         239,323

OPERATING EXPENSES:
Salaries, wages and commissions               250,987          49,735         319,300         214,759
Selling, general and administrative           122,843          42,154         200,164          74,960
Rent                                           43,943           4,328          74,753          51,936
Depreciation                                    9,045           5,104          19,066          10,209
                                            ---------       ---------       ---------       ---------
TOTAL OPERATING EXPENSES                      426,817         101,322         613,283         351,865

LOSS FROM OPERATIONS                         (231,142)        (19,600)       (364,339)       (112,542)

OTHER EXPENSE:
Interest expense - net                         (3,832)         (1,993)         (7,138)         (3,651)
                                            ---------       ---------       ---------       ---------
TOTAL OTHER EXPENSE                            (3,832)         (1,993)         (7,138)         (3,651)
                                            ---------       ---------       ---------       ---------
NET LOSS                                    $(234,974)      $ (21,593)      $(371,477)      $(116,193)
                                            =========       =========       =========       =========
NET LOSS PER SHARE - BASIC AND DILUTED      $   (0.03)      $   (0.00)      $   (0.05)      $   (0.02)
                                            =========       =========       =========       =========

    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 30, 2004

                                                          Common Stock
                                                          ------------               Additional         Total
                                                             Shares                    Paid In        Accumulated      Stockholders'
                                                     Issued           Amount           Capital         Deficit          Deficiency
                                                     ---------      -----------      -----------      -----------       -----------
BALANCE AT  DECEMBER 31, 2003                        8,135,000      $     8,135      $   392,264      $  (872,955)      $  (472,556)

     Capital contribution from majority owner               --               --            1,000                              1,000
     Net loss, six months ended June 30, 2004               --               --               --         (371,477)         (371,477)
                                                     ---------      -----------      -----------      -----------       -----------
BALANCE AT  JUNE 30, 2004                            8,135,000      $     8,135      $   393,264      $(1,244,431)      $  (843,032)
                                                     =========      ===========      ===========      ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                            STATEMENTS OF CASH FLOWS

                                                                         Six months ended June 30,
                                                                           2004            2003
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(371,477)      $(116,193)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Depreciation                                                             19,066          10,209
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                      (13,162)        (27,497)
      Increase in inventories                                                  884          27,869
      Increase in other current assets                                    (123,742)        (59,463)
      Increase in bank overdrafts                                           19,923              --
      Increase in accounts payable                                         274,486         114,882
      Increase in due to related party                                     142,854              --
      Increase (decrease) in accrued expenses                               63,289          (2,615)
                                                                         ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         12,120         (52,810)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (36,441)             --
                                                                         ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                      (36,441)             --

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by majority owner                                       1,000          65,287
Principal repayment on short-term borrowings                                (4,783)         (2,442)
Repayments from factor financing, net                                       (1,613)        (14,208)
Proceeds from long-term borrowings                                          34,041              --
Principal repayment on long-term borrowings                                (10,739)         (7,910)
                                                                         ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   17,906          40,726

NET DECREASE IN CASH                                                     $  (6,415)      $ (12,083)
CASH AT BEGINNING OF PERIOD                                                  6,415           3,582
                                                                         ---------       ---------
CASH AT END OF PERIOD                                                    $       0       $  (8,501)

CASH INTEREST PAID                                                       $   7,143       $      --
                                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:                                               --
Assumption of accounts payable from majority owner                       $      --       $ 476,578
                                                                         =========       =========

    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

2.    GOING CONCERN

      We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at June 30, 2004. We had net losses of $371,477 for the six months ended June 30, 2004 and $116,193 for the six months ended June 30, 2003. At June 30, 2004, our current liabilities exceeded our current assets by $698,945, our stockholders' deficiency was $843,032, and we had an accumulated deficit of $1,244,432.

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

      We have substantial short-term and long-term debt obligations. As of June 30, 2004, we had approximately $401,589 of gross debt outstanding.

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

      The Company has not made required monthly payments under two bank promissory notes since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full of both notes. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company (See Short-Term Debt Note 9).

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

      We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis, we have not recorded any impairment charges during the six months ended June 30, 2004 and 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of notes payable approximates book value at June 30, 2004.

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

      The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                   JUNE 30,                                  JUNE 30,
                                           2004                2003                 2004                  2003
                                       -------------       -------------       -------------       -------------
Net loss, as reported                  $     234,973       $      21,593       $     371,477       $     116,193
                                       =============       =============       =============       =============
Weighted average number of common
shares outstanding (denominator)
                                           8,135,000           7,000,000           8,135,000           7,000,000
                                       -------------       -------------       -------------       -------------
Net loss per share                     ($        .03)      ($        .00)      ($        .05)      ($        .02)
                                       =============       =============       =============       =============

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

4.    ASSUMPTION OF LIABILITIES AND CONTRIBUTED CAPITAL

      On February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH Corrugated, Inc. ("HH"), a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. ("Sterling") whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000. The terms included $10,000 payable upon execution of the agreement and a promissory note in the amount of $140,000, payable $2,500 per month for 12 months. Additionally, Sterling agreed to the assumption and responsibility of $476,577 of HH's obligations, the indemnification of the sole owner's personal guarantee's under all existing corporation obligations and the forgiveness of a loan to the sole owner, in the amount of $30,388. Accordingly, the $30,388 loan was written off as bad debt at December 31, 2002. (See October 28, 2003 Asset Purchase Agreement described below.) Additionally, Sterling has provided $89,718 of capital contributions to HH as of June 30, 2004. Both the $476,577 assumption of liabilities and the $89,718 capital contribution have been recorded as additional paid in capital in the accompanying financial statements as of June 30, 2004.

      The purchase price was a negotiated amount between buyer and seller and took into account the predecessor corporation' business prospects, the location and condition of the assets, obligations assumed, forgiveness of shareholder loans and that there was no established market price for the stock of the company.

5.    RECAPITALIZATION

      On October 28, 2003 (the "Transaction Date"), the Company executed an Asset Purchase Agreement with Moliris Corp. , an inactive company, ("Moliris") whereby Moliris purchased certain tangible and intangible assets of the business, and assumed certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit and assumed responsibility and payment for the Sterling promissory note discussed earlier above by issuing a revised promissory note in the increased amount of $200,000 to the prior sole owner of HH. As of the Transaction Date, $17,000 in payments had been made in relation to the promissory note and the Company recorded a $183,000 liability for the promissory note as of the Transaction Date. Subsequent to the Transaction Date, $4,000 has been paid on the note resulting in a balance of $179,000 at June 30, 2004. Moliris also executed a one year sublease agreement for the existing office space of the Company. Finally, a three-year employment agreement between the prior sole owner of HH and Moliris was executed whereby the sole owner would serve in the capacity of President for an annual compensation of $80,000 plus normal employment benefits and included a one year non-compete from the employment date termination. The legality of the transaction is contingent on the Company obtaining the approval of certain creditors allowing for the sale and transfer of certain assets which collateralized certain debt obligations. On May 29, 2003, the previous bank line of credit of $150,000, which for financial accounting purposes is considered assumed by HH, and of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of the Company. At June 30, 2004, the balance of the promissory note was $137,196.

      The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

      As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and has recorded a guarantee in the amount of $137,196 as a liability at June 30, 2004 for the promissory note discussed above.

      The shareholders of Sterling had previously on May 1, 2003 agreed to purchase a 73% controlling interest in Moliris. The transaction was consummated contemporaneously with the asset acquisition in October 2003 described above. Accordingly, the transaction was accounted for on the Transaction Date as a recapitalization of the Company.

6.    INVENTORIES

          Inventories at June 30, 2004 consisted of the following:

         Raw materials ...........................................      $ 3,622
         Finished goods ..........................................       29,343
                                                                        -------
                                                                        $32,945

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

      The Company has received proceeds from the sale of trade receivables totaling $214,665 and $209,135 for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the related fees and discounting expense of $9,373 and $7,049, respectively, have been included in "selling, general and administrative" in the accompanying Statements of Operations. At June 30, 2004, $13,096 of accounts receivable was collateral against the amount due to the factor.

8.    PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 consisted of the following.

Auto and transportation equipment      $ 229,257
Machinery and equipment .........         91,102
                                       ---------
                                         320,359
Less: Accumulated depreciation ..       (246,333)
                                       ---------
                                       $  74,026

      Depreciation expense was $19,066 and $10,209 for the six months ended June 30, 2004 and 2003, respectively. Certain of the above property and equipment serves as collateral for various loans - see Note 9.

9.    SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

Our short-term debt at June 30, 2004 consisted of the following:

$144,557 Guarantee of bank note payable, bearing interest at 11.00% per annum, monthly principal and interest payments of $1,994 maturing on June 1, 2013 -
  in default at June 30, 2004                                                    $137,196

$28,429 note payable, dated May 10, 1996, bearing interest at 9.99% per annum, payable monthly with final payment due May 10, 2006 - in
  default at June 30, 2004                                                          8,130
                                                                                 --------
                                                                                 $145,326
                                                                                 ========

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

      The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

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

      The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

      Accordingly, the entire outstanding balance of $8,130 has been reclassified as a Short-Term Debt at June 30, 2004.

LONG-TERM DEBT

Our long-term debt at June 30, 2004 consisted of the following:

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum,
  payable monthly with final payment due Dec. 12, 2006                                 $  17,269

$35,017 note payable, dated Jun. 10, 2003, bearing zero interest per annum, payable
  monthly with final payment due Jun. 10, 2008                                            28,043

$34,041 note payable, dated Mar. 17, 2004, bearing interest at 3.9% per annum,
  payable monthly with final payment due Mar. 17, 2009                                    31,951

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per
  annum, payable monthly with final payment due Sept. 1, 2008.                           179,000
                                                                                       ---------
                                                                                         256,263
Less current portion                                                                     (38,150)
                                                                                       ----------
                                                                                       $ 218,113

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

      On June 10, 2003, we issued to one lender a promissory note in the principal amount of $35,017 at an interest rate equal to zero percent per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of in the amount of $584 are required and the note matures on June 10, 2008. This note is secured by a first priority security interest in the vehicle. The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

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

      On October 28, 2003, as a component of the recapitalization discussed in
Note 5, we recorded a $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $4,000 has been paid on the note resulting in a balance of $179,000 at June 30, 2004. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008.

Maturities of Long-Term debt are as follows:

2005                                                    $  38,150
2006                                                       62,486
2007                                                       67,178
2008                                                       62,071
2009                                                       26,378
                                                       ----------
                                                        $ 256,263

10. STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

      We are authorized to issue up to 50,000,000 shares of our common stock, $0.01 par value per share, of which 8,135,000 were issued and outstanding at June 30, 2004.

11.   COMMITMENTS AND CONTINGENCIES

      From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

      Central Texas Corrugated, LP ("Central") sued us on August 9, 2003, in the District Court in McLennan County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of Central and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $45,000 to $47,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at June 30, 2004 for this account is $53,280.

      The County of Dallas, Texas sued us on December 5, 2003, in the District Court of Dallas County, Texas. The plaintiff's original petition seeks $9,062 of damages on behalf of the County and alleges that we did not pay the required property taxes due. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement and pay a reduced amount, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at June 30, 2004 for this account is $9,062.

      Smurfit Stone Container Corporation (Smurfit") sued us on December 30, 2003, in the District Court in Dallas County, Texas. The plaintiff's original petition seeks $43,110 of damages on behalf of Smurfit and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $30,000 to $35,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at June 30, 2004 for this account is $43,110.

      As discussed in the Assumption of Liabilities and Contributed Capital Note 4, Sterling assumed $476,577 of HH's liabilities and that amount was recorded as contributed capital. However, if an issue would arise in relation to the legality of the assumption of the liabilities by Sterling, the Company may have a potential obligation for the liabilities.

      We have two non-cancelable operating lease agreements for office space. There is no restriction on our activities concerning dividends, additional debt or further leasing. Rental expense charged to continuing operations under operating leases for the six months ended June 30, 2004 and 2003 was $74,753 and $51,936, respectively.

12.   RELATED PARTY TRANSACTIONS

      At June 30, 2004, the Company has a liability for due to related parties in the amount of $170,703. This is comprised of $3,274 to H-Wood Packaging, $3,480 to Sterling Capital and $163,349 to Udata Corp. All three of these entities are controlled by a director or former director of the Company.

      During the six months ended June 30, 2004, the Company advanced approximately $107,000 of funds to the former President, who resigned on January 29, 2004. Additionally, the Company incurred approximately $20,000 of credit card obligations for the former President and other parties that may be of a personal nature during the same period. The Company has recorded these amounts as a receivable and included in the Balance Sheet caption entitled Other Current Assets at June 30, 2004. The former President is performing consulting services for the Company and it is anticipated that a formal consulting agreement will be completed in the near future and the $107,000 of funds advanced as discussed above will be reclassed as consulting expense.

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

OVERVIEW OF COMPANY

Since its inception, the Company has suffered recurring losses from operations and has not been able to provide sufficient cash resources to sustain its operations. We have substantial current obligations and we have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern as of December 31, 2003. These factors are also discussed in Note 2 to our unaudited financial statements for the quarterly period ended June 30, 2004.

We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders' deficiency at June 30, 2004. We had a net loss of $371,477 for the six months ended June 30, 2004 and a working capital deficiency of $698,945, accumulated deficit of $1,244,432 and a stockholders' deficiency of $843,032 at June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

RECENT DEVELOPMENTS

On January 29, 2004, Mr. Lindsey Vinson resigned his position as President and Director of the Company and on the same date, Mr. Clyde Parks was appointed as the new President. The open director position has not been filled and the Company has not made a determination if and when the position will be filled.

The Company has not made required monthly payments under two bank promissory notes since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. One of the notes was previously classified as Long-Term Debt and the entire outstanding balance has been reclassified as Short-Term Debt at June 30, 2004.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

GUARANTEE OF NOTE PAYABLE

On October 28, 2003, the Company executed an Asset Purchase Agreement with Moliris whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45. Subsequently, the Company has paid $3,279 in principal payments resulting in a balance of $137,196 at June 30, 2004.

The Company has not made required monthly payments under two bank promissory notes since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                               June 30, 2004                   JUNE 30, 2004
                                           2004            2003             2004             2003
                                         ---------       ---------       ---------       ---------
REVENUES                                 $ 303,202       $ 271,112       $ 637,178       $ 540,884
COST OF SALES                              107,526         189,390         388,234         301,562
                                         ---------       ---------       ---------       ---------
GROSS PROFIT                               195,676          81,722         248,944         239,323

OPERATING EXPENSES:
Salaries, wages and commissions            250,987          49,735         319,300         214,759
Selling, general and administrative        122,843          42,154         200,164          74,960
Rent                                        43,943           4,328          74,753          51,936
Depreciation                                 9,045           5,104          19,066          10,209
                                         ---------       ---------       ---------       ---------
TOTAL OPERATING EXPENSES                   426,817         101,322         613,283         351,865

LOSS FROM OPERATIONS                      (231,142)        (19,600)       (364,339)       (112,542)

OTHER EXPENSE:
Interest expense - net                      (3,832)         (1,993)         (7,138)         (3,651)
                                         ---------       ---------       ---------       ---------
TOTAL OTHER EXPENSE                         (3,832)         (1,993)         (7,138)         (3,651)
                                         ---------       ---------       ---------       ---------

NET LOSS                                 $(234,974)      $ (21,593)      $(371,477)      $(116,193)
                                         =========       =========       =========       =========

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue:
Operating revenue increased $32,090, or 12%, to $333,976 for the three months ended June 30, 2004 from $271,112 for the three months ended June 30, 2003. The increase was primarily the result of the fact that in 2003, two significant product salesmen left the Company and several key customers of the Company took their business with them, resulting in a significant loss of business in 2003 as compared to 2004. Previously, other income was classified as a component of other expense and has been reclassified consistently to revenue.

Cost of Sales:
Cost of sales decreased $81,863, or 43%, to $107,526 for the three months ended June 30, 2004 from $189,390 for the three months ended June 30, 2003. The decrease was directly attributable to the increase in revenue discussed above.

Operating Expenses:
Operating expenses increased $325,496 or 1,589% to $426,817 for the three months ended June 30, 2004 from $101,322 for the three months ended June 30, 2003. The increase was primarily the result of an $80,688 increase in general and administrative expense and a $201,252 increase in salaries, wages and commissions. These increases reflect the fact that the Company has refocused its business efforts in 2004 to counter the loss of certain customers in 2003 as discussed above.

Other Income (Expense):
Other expense, net increased $1,839, or 92% to $3,832 of expense for the three months ended June 30, 2004 from $1,993 of expense for the three months ended June 30, 2003. The increase was the result of an increase in interest expense. Previously, other income was included as a component of this category and has been reclassed consistently to revenue.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue:
Operating revenue increased $96,294, or 18%, to $637,178 for the six months ended June 30, 2004 from $540,884 for the six months ended June 30, 2003. The increase was primarily the result of the fact that in 2003, two significant product salesmen left the Company and several key customers of the Company took their business with them, resulting in a significant loss of business in 2003 as compared to 2004. Previously, other income was classified as a component of other expense and has been reclassified consistently to revenue.

Cost of Sales:
Cost of sales increased $86,673, or 29%, to $388,234 for the six months ended June 30, 2004 from $301,562 for the six months ended June 30, 2003. The increase was directly attributable to the increase in revenue discussed above.

Operating Expenses:
Operating expenses increased $261,418, or 346% to $613,283 for the six months ended June 30, 2004 from $351,865 for the six months ended June 30, 2003. The increase was primarily the result of a $104,450 increase in salaries, wages and commissions and a $125,203 increase in general and administrative expense. These increases reflect the fact that the Company has refocused its business efforts in 2004 to counter the loss of certain customers in 2003 as discussed above.

Other Expense:
Other expense increased $3,486, or 95% to $7,138 of expense for the six months ended June 30, 2004 from $3,651 of expense for the six months ended June 30, 2003. The increase was the result of an increase in interest expense. Previously, other income was included as a component of this category and has been reclassed consistently to revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0 at June 30, 2004 as compared to $6,415 at December 31, 2003, and working capital deficit was $698,945 at June 30, 2004 as compared to $327,785 at December 31, 2003. The decrease in cash was primarily the result of the Company having a significantly greater net loss during the six months ended June 30, 2004 as compared to 2003. The increase in the working capital deficit from December 31, 2003 was primarily the result of an increase in accounts payable, due to related party and accrued expenses.

Operating Activities: Net cash provided by operating activities was $12,120 for the six months ended June 30, 2004 while cash that was used in operating activities was $52,810 for the six months ended June 30, 2003. The increase in cash provided by operations resulted primarily due to the fact of increases in accounts payable, due to related party and accrued expenses.

Investing Activities: Cash used in investing activities was $36,441 for the six months ended June 30, 2004, while there were no investing cash flow activities during the same period in 2003. The increase in cash used in investing activities was from the purchase of property and equipment.

Financing Activities: Cash provided by financing activities was $17,906 for the six months ended June 30, 2004 as compared to $40,726 cash provided by financing activities during the six months ended June 30, 2003. The decrease in cash provided by financing activities was primarily the result that in 2003, a $65,287 capital contribution was made by the majority owner as compared to only $1,000 in 2004.

SHORT-TERM DEBT

Our short-term debt at June 30, 2004 consisted of the following:

$144,557 Guarantee of bank note payable, bearing interest at 11.00% per annum, monthly principal and interest payments of $1,994 maturing on June 1, 2013 -
  in default at June 30, 2004                                                   $137,196

$28,429 note payable, dated May 10, 1996, bearing interest at 9.99% per annum, payable monthly with final payment due May 10, 2006 - in
  default at June 30, 2004                                                         8,130
                                                                                ---------
                                                                                $145,326

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


      The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

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

      The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

      Accordingly, the entire outstanding balance of $8,130 has been reclassified as a Short-Term Debt at June 30, 2004.

LONG-TERM DEBT

Our long-term debt at June 30, 2004 consisted of the following:

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum,
  payable monthly with final payment due Dec. 12, 2006                                 $ 17,269

$35,017 note payable, dated Jun. 10, 2003, bearing zero interest per annum, payable
  monthly with final payment due Jun. 10, 2008                                           28,043

$34,041 note payable, dated Mar. 17, 2004, bearing interest at 3.9% per annum,
  payable monthly with final payment due Mar. 17, 2009                                   31,951

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per
  annum, payable monthly with final payment due Sept. 1, 2008.                          179,000
                                                                                      ---------
                                                                                        256,263
Less current portion                                                                    (38,150)
                                                                                      ---------
                                                                                       $218,113
                                                                                       ========

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

      On June 10, 2003, we issued to one lender a promissory note in the principal amount of $35,017 at an interest rate equal to zero percent per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of in the amount of $584 are required and the note matures on June 10, 2008. This note is secured by a first priority security interest in the vehicle. The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

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

      On October 28, 2003, as a component of the recapitalization discussed in
Note 5, we recorded a $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $4,000 has been paid on the note resulting in a balance of $179,000 at June 30, 2004. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008.

Maturities of Long-Term debt are as follows:

2005                                                               $  38,150
2006                                                                  62,486
2007                                                                  67,178
2008                                                                  62,071
2009                                                                  26,378
                                                                    --------
                                                                    $256,263

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of June 30, 2004, our contractual obligations and commitments by type and period:

                                                                   PAYMENTS DUE BY PERIOD
                                                                   ----------------------
                                                         LESS THAN 1
                                                         -----------
CONTRACTUAL OBLIGATIONS                      TOTAL            YEAR             1-3 YEARS         4-5 YEARS          AFTER 5 YEARS
-----------------------                -------------      -------------      -------------      -------------      -------------
Short-Term Debt:

Guarantee of Bank Note Payable         $     137,196      $     137,196                 --                 --                 --

Note Payable                                   8,130              8,130
Current portion of Long-Term Debt             38,150             38,150                 --                 --                 --
                                       -------------      -------------      -------------      -------------      -------------

Total Short-Term Debt                        183,476            183,476      $          --                 --                 --
                                       =============      =============      =============      =============      =============

Long-Term Debt:
Notes Payable                                218,113                 --      $     191,735      $      26,378                 --
                                       -------------      -------------      -------------      -------------      -------------

Total Long-Term Debt

Total Debt                             $     401,589      $     183,476      $     191,735      $      26,378      $          --
                                       =============      =============      =============      =============      =============

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

Additionally, the Company has not made required monthly payments under two bank promissory notes since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. One of the notes was previously classified as Long-Term Debt and the entire outstanding balance has been reclassified as Short-Term Debt at June 30, 2004.

ITEM  3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Clyde Parks, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

ITEM  1. LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Central Texas Corrugated, LP ("Central") sued us on August 9, 2003, in the District Court in McLennan County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of Central and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $45,000 to $47,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at June 30, 2004 for this account is $53,280.

The County of Dallas, Texas sued us on December 5, 2003, in the District Court of Dallas County, Texas. The plaintiff's original petition seeks $9,062 of damages on behalf of the County and alleges that we did not pay the required property taxes due. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement and pay a reduced amount, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at June 30, 2004 for this accounts is $9,062.

Smurfit Stone Container Corporation (Smurfit") sued us on December 30, 2003, in the District Court in Dallas County, Texas. The plaintiff's original petition seeks $43,110 of damages on behalf of Smurfit and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $30,000 to $35,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at June 30, 2004 for this account is $43,110.

ITEM  2. CHANGES IN SECURITIES

None

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

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


The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

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

The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

Accordingly, the entire outstanding balance of $8,130 has been reclassified as a Short-Term Debt at June 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

-------------- ----------------------------------------------------------------
Exhibit        Description
-------------- ----------------------------------------------------------------
31.1           Certification by Principal Executive Officer
-------------- ----------------------------------------------------------------
31.2           Certification of Principal Financial Officer
-------------- ----------------------------------------------------------------
32             Certifications of Principal Executive and Financial Officer
               Pursuant to 906
-------------- ----------------------------------------------------------------

(b) Reports on Form 8-K.

During the quarterly period ended June 30, 2004, the Company filed the following reports on Form 8-K:

Date of Event Reported                                         Items Reported
----------------------                                         --------------
None                                                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Moliris Corp., D/B/A Advantage Packaging, in the capacities and on the dates indicated.


NAME AND SIGNATURE          TITLE                            DATE

                            Principal Executive Officer,
--------------------------  Principal Financial Officer,
/s/ Clyde Parks             Sole Director                    August 20, 2004
--------------------------
Clyde Parks