Form 10QSB
period 2004-09-30
MOLIRIS CORP
filed 2004-11-22
CIK 1211229

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of the Company's Class "A" common stock outstanding on November 16, 2004: 46,540,000. The number of shares outstanding of the Company's Class "B" common stock outstanding on November 16, 2004:
1,000,000.

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Filed herewith are our following unaudited financial statements:
                                                                        Page No.

Balance Sheet at September 30, 2004                                        2

Statements of Operations for the nine and three months ended
September 30, 2004 and 2003                                                3

Statements of Changes in Stockholders' Deficiency for the
nine months ended September 30, 2004 and 2003                              4

Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003                                                5

Notes to Financial Statements                                              6

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                                  BALANCE SHEET
                         (UNAUDITED) September 30, 2004

ASSETS
Cash and cash equivalents                                                $    19,203
Accounts receivable, net of $35,150 allowance                                 38,580
Inventories                                                                   32,945
Other current assets                                                         157,948
Due from Factor                                                               10,095
                                                                         -----------
TOTAL CURRENT ASSETS                                                         258,771

Property and equipment - net                                                  64,061
                                                                         -----------

TOTAL ASSETS                                                             $   322,832
                                                                         ===========
LIABILITIES AND STOCKHOLDERS DEFICIENCY
LIABILITIES
Bank overdrafts                                                          $    21,851
Accounts payable                                                             537,393
Due to Factor                                                                 35,925
Due to Related Party                                                         244,435
Guarantee of bank note payable in default                                    137,285
Note payable in default                                                      261,745
Accrued expenses                                                              89,417
                                                                         -----------
TOTAL CURRENT LIABILITIES                                                  1,328,051

COMMITMENTS AND CONTINGENCIES                                                     --

STOCKHOLDERS' DEFICIENCY
Class "A" common stock, $0.01 par value, 50,000,000 shares authorized:
Issued - 8,135,000 issued and outstanding                                      8,135

Class "B" common stock, no par value, 1,000,000 shares authorized:
Issued - 1,000,000 issued and outstanding                                         --

Additional paid in capital                                                   393,264

Accumulated deficit                                                       (1,406,618)
                                                                         -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                            (1,005,219)
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                            $   322,832
                                                                         ===========

    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                            September 30, 2004       SEPTEMBER 30, 2004
                                             2004         2003        2004         2003
                                         ----------------------    ----------------------
REVENUES                                 $  46,295    $ 338,697    $ 683,473    $ 879,581
COST OF SALES                              (13,315)     379,996      374,920      681,558
                                         ----------------------    ----------------------
GROSS PROFIT                                59,610      (41,299)     308,553      198,023

OPERATING EXPENSES:
Salaries, wages and commissions             89,917      (62,143)     409,217      152,617
Selling, general and administrative         78,518       47,819      278,682      122,780
Bad debt                                        --        1,061           --        1,061
Rent                                        42,816       25,968      117,569       77,904
Depreciation                                 9,964        6,720       29,030       16,928
                                         ----------------------    ----------------------
TOTAL OPERATING EXPENSES                   221,216       19,426      834,499      371,290

LOSS FROM OPERATIONS                      (161,606)     (60,725)    (525,945)    (173,267)

OTHER EXPENSE:
Interest expense                              (580)      (7,253)      (7,718)     (10,904)
                                         ----------------------    ----------------------
TOTAL OTHER EXPENSE                           (580)      (7,253)      (7,718)     (10,904)
                                         ----------------------    ----------------------

NET LOSS                                 $(162,186)   $ (67,978)   $(533,663)   $(184,171)
                                         ======================    ======================

NET LOSS PER SHARE - BASIC AND DILUTED   $   (0.02)   $   (0.01)   $   (0.07)   $   (0.03)
                                         ======================    ======================


    The accompanying notes are an integral part of the financial statements.

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                                              Class "A"             Class "B"
                                            Common Stock           Common Stock
                                   -----------------------------------------------      Additional                         Total
                                      Shares                   Shares                    Paid In      Accumulated      Stockholders'
                                      Issued        Amount     Issued       Amount       Capital        Deficit         Deficiency
                                   -------------------------------------------------------------------------------------------------
BALANCE AT  DECEMBER 31, 2003          8,135,000    $8,135             -    $    -      $ 392,264      $  (872,955)    $  (472,556)

     Capital contribution from
      majority owner                           -         -             -         -          1,000                            1,000
      Issued for acquisition                   -         -     1,000,000         -
     Net loss, nine months ended
      September 30, 2004                       -         -             -         -              -         (533,663)       (533,663)
                                   ------------------------------------------------------------------------------------------------
BALANCE AT  SEPTEMBER 30, 2004         8,135,000    $8,135     1,000,000    $    -      $ 393,264      $(1,406,618)    $(1,005,219)
                                   ================================================================================================


    The accompanying notes are an integral part of the financial statements.

                               MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                            STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                         Nine months ended
                                                                           September 30,
                                                                         2004         2003
                                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(533,663)   $(184,171)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Depreciation                                                          29,030       16,928
   Bad debt                                                                  --        1,061
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                         76,341      (73,837)
      Decrease (increase) in inventories                                    884         (145)
      Decrease in other current assets                                 (154,055)      (1,579)
      Increase in bank overdrafts                                        21,851           --
      Increase in accounts payable                                      308,203      178,634
      Increase in due to related party                                  216,585           --
      Increase in accrued expenses                                       86,009       23,465
                                                                      ----------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      51,186      (39,644)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                      (36,441)     (35,017)
Retirement of property and equipment                                         --       22,829
                                                                      ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (36,441)     (12,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by majority owner                                    1,000       65,287
Principal repayment on short-term borrowings                             (4,693)          --
Repayments from factor financing, net                                   (18,917)     (29,622)
Proceeds from long-term borrowings                                       34,041       35,017
Principal repayment on long-term borrowings                             (13,387)     (18,800)
                                                                      ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                (1,956)      51,882

NET DECREASE IN CASH                                                  $  12,788    $      50
CASH AT BEGINNING OF PERIOD                                               6,415        3,582
                                                                      ----------------------
CASH AT END OF PERIOD                                                 $  19,203    $   3,632

CASH INTEREST PAID                                                    $   7,718    $      --
                                                                      ======================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:                                         --
-------------------------------------------------
Assumption of accounts payable from majority owner                    $      --    $ 473,078
                                                                      ======================


    The accompanying notes are an integral part of the financial statements.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

2.  GOING CONCERN

          We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2004. We had net losses of $533,663 for the nine months ended September 30, 2004 and $184,171 for the nine months ended September 30, 2003. At September 30, 2004, our current liabilities exceeded our current assets by $1,069,280, our stockholders' deficiency was $1,005,219, and we had an accumulated deficit of $1,406,618.

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

          We have substantial short-term obligations. As of September 30, 2004, we had approximately $399,030 of gross debt outstanding.

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

          The Company has not made required monthly payments under all of its promissory notes and has received a notice of default from lender accelerating the indebtedness and a demand for payment in full for two of these notes. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company (See Short-Term Debt Note 9). Additionally, the Company has not made required monthly payments under other promissory notes and anticipates a notice of default will be received in the near future from the various lenders accelerating the indebtedness and a demand for payment in full. Accordingly, all debt outstanding for the Company has been reclassified as current as of September 30, 2004.

          The Company was not able to meet required rental payments on its manufacturing facility and as a result was in default of the rental agreement. Subsequently, the landlord utilized the option available under the rental agreement by evicting the Company. As a consequence of this event, the Company

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


was unable to manufacturer product and was required to eliminate the majority of its employees and the ability to continue as a going concern is questionable.

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

         The Company is reviewing all options available in order to turnaround the financial performance of the Company. However, there can be no assurance that these options will improve the performance of the Company from recent prior results.

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

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


LOSS PER COMMON SHARE

          Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional common stock equivalents or other items to adjust the numerator or denominator in the EPS computations.

          The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                        2004           2003           2004            2003
                                    -----------    -----------    -----------    -------------
Net loss, as reported               $   162,186    $    62,978    $   533,663    $     184,171
                                    ===========    ===========    ===========    =============
Weighted average number of common
shares outstanding (denominator)      8,135,000      7,000,000      8,135,000        7,000,000
                                    -----------    -----------    -----------    -------------
Net loss per share                  ($      .02)   ($      .01)   ($      .07)   ($        .03)
                                    ===========    ===========    ===========    =============

4.  ASSUMPTION OF LIABILITIES AND CONTRIBUTED CAPITAL

         On February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH Corrugated, Inc. ("HH"), a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. ("Sterling") whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000. The terms included $10,000 payable upon execution of the agreement and a promissory note in the amount of $140,000, payable $2,500 per month for 12 months. Additionally, Sterling agreed to the assumption and responsibility of $476,577 of HH's obligations, the indemnification of the sole owner's personal guarantee's under all existing corporation obligations and the forgiveness of a loan to the sole owner, in the amount of $30,388. Accordingly, the $30,388 loan was written off as bad debt at December 31, 2002. (See October 28, 2003 Asset Purchase Agreement described below.) Additionally, Sterling has provided $89,718 of capital contributions to HH as of September 30, 2004. Both the $476,577 assumption of liabilities and the $89,718 capital contribution have been recorded as additional paid in capital in the accompanying financial statements as of September 30, 2004.

          The purchase price was a negotiated amount between buyer and seller and took into account the predecessor corporation' business prospects, the location and condition of the assets, obligations assumed, forgiveness of shareholder loans and that there was no established market price for the stock of the company.


5.  RECAPITALIZATION

         On October 28, 2003 (the "Transaction Date"), the Company executed an Asset Purchase Agreement with Moliris Corp. , an inactive company, ("Moliris") whereby Moliris purchased certain tangible and intangible assets of the business, and assumed certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit and assumed responsibility and payment for the Sterling promissory note discussed earlier above by issuing a revised promissory note in the increased amount of $200,000 to the prior sole owner of HH. As of the Transaction Date, $17,000 in payments had been made in relation to the promissory note and the Company recorded a $183,000 liability for the promissory note as of the Transaction Date. Subsequent to the Transaction Date, $4,500 has been paid on the note resulting in a balance of $178,500 at September 30, 2004. Moliris also executed a one year sublease agreement for the existing office space of the Company. Finally, a three-year employment agreement between the prior sole owner of HH and Moliris was executed whereby the sole owner would serve in the capacity of President for an annual compensation of $80,000 plus normal employment benefits and included a one year non-compete from the employment date termination. The legality of the transaction is contingent on the Company obtaining the approval of certain creditors allowing for the sale and transfer of certain assets which collateralized certain debt obligations. On May 29, 2003, the previous bank line of credit of $150,000, which for financial accounting purposes is considered assumed by HH, and of which $144,557 was outstanding and in default, was

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matured on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of the Company. At September 30, 2004, the balance of the promissory note was $137,196.

         The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

         As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and has recorded a guarantee in the amount of $137,196 as a liability at September 30, 2004 for the promissory note discussed above.

          The shareholders of Sterling had previously on May 1, 2003 agreed to purchase a 73% controlling interest in Moliris. The transaction was consummated contemporaneously with the asset acquisition in October 2003 described above. Accordingly, the transaction was accounted for on the Transaction Date as a recapitalization of the Company.

6.  INVENTORIES

          Inventories at September 30, 2004 consisted of the following:

         Raw materials..........................................     $    3,622
         Finished goods.........................................         29,343
                                                                     ----------
                                                                     $   32,945
                                                                     ==========
7.  ACQUISITION

         On August 1, 2004, pursuant to the terms of a Stock Swap Agreement (the "Stock Swap") dated July 30, 2004, as amended, between American Visionwear, LLC ("AV LLC") and the Company), the Company acquired the Ranging and Optical Tape Measure product lines and patents of AV LLC, in exchange for 100% (approximately 1,000,000 million shares) of the total issued and outstanding Class "B" Common Stock of the Company. The Class "B" common stock is convertible on a 1 for 1 basis into Class "A" common stock, within 2 years and AV LLC agreed to restrict the sale of the shares for one year from the effective date of the Stock Swap. Certain liabilities of AV LLC, relating to these product lines were to be assumed by or assigned to the Company and the Company will pay a dividend to AV, LLC equal to twenty (20%) of the Ranging gross sales for a 2 year period.

         The number of shares of Class "B" common stock shall be subject to increase six (6) months after the closing. Such adjustment shall be equal to $2,000,000 less all liabilities assumed, divided by the average closing bid price of the Company's Class "A" common stock for the thirty (30) days preceding the adjustment date minus the original 1,000,000 shares from closing.

          However, AV LLC has been unable to provide financial information required per the Stock Swap and the Company has been unable to determine a fair market value for the Stock Swap and has not recorded the transaction in the accompanying Financial Statements as of September 30, 2004. Additionally, the Company is considering all options available as a result of this event and anticipates that a resolution will be forthcoming before the end of the Company's fiscal year end as of December 31, 2004.

8.  SALE OF RECEIVABLES WITH RECOURSE

         The Company utilizes a receivables securitization program with a factoring company to provide a cost-effective source of working capital and short-term financing. Under the program, the Company sells, with recourse, certain of its accounts receivable to a third party factoring company. The

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

         The Company has received proceeds from the sale of trade receivables totaling $242,961 for the nine months ended September 30, 2004. For the nine months ended September 30, 2004 and 2003, the related fees and discounting expense of $10,304 and $11,476, respectively, have been included in "selling, general and administrative" in the accompanying Statements of Operations. At September 30, 2004, $10,095 of accounts receivable was collateral against the amount due to the factor.


9.  PROPERTY AND EQUIPMENT

          Property and equipment at September 30, 2004 consisted of the following.

         Auto and transportation equipment.............    $     229,257
         Machinery and equipment.......................           91,102
                                                           -------------
                                                                 320,359
         Less: Accumulated depreciation................         (256,298)
                                                           -------------
                                                           $      64,061

       Depreciation expense was $29,030 and $16,928 for the nine months ended September 30, 2004 and 2003, respectively. Certain of the above property and equipment serves as collateral for various loans - see Short-Term Debt Note 10.

10.  SHORT-TERM DEBT

Our short-term debt at September 30, 2004 consisted of the following:

$144,557 Guarantee of bank note payable, bearing interest at 11.00% per annum, monthly principal and interest payments of $1,994 maturing on June 1, 2013 -
  in default at September 30, 2004                                                      $137,285

$28,429 note payable, dated May 10, 1996, bearing interest at 9.99% per annum, payable monthly with final payment due May 10, 2006 - in
  default at June 30, 2004                                                                 8,130

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum,
  payable monthly with final payment due Dec. 12, 2006                                    15,705

$35,017 note payable, dated Jun. 10, 2003, bearing zero interest per annum, payable
  monthly with final payment due Jun. 10, 2008                                            27,459

$34,041 note payable, dated Mar. 17, 2004, bearing interest at 3.9% per annum,
  payable monthly with final payment due Mar. 17, 2009                                    31,951

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per
  annum, payable monthly with final payment due Sept. 1, 2008                            178,500
                                                                                        --------
                                                                                        $399,030
                                                                                        ========

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

          On May 10, 1996, we issued to one lender a promissory note in the principal amount of $28,429 at an interest rate equal to 9.99% per annum. The proceeds of these loans were used for the purchase of a motor home. Monthly payments of principal and interest in the amount of $376 are required and the note matures on May 10, 2006. This note is secured by a first priority security interest in the motor home. The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Accordingly, the entire outstanding balance of $8,130 has been reclassified as a Short-Term Debt at September 30, 2004.

         On December 12, 2001, we issued to one lender a promissory note in the principal amount of $32,265 at an interest rate equal to 5.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $624 are required and the note matures on December 12, 2006. This note is secured by a first priority security interest in the vehicle. The Company has not made required monthly payments under the note since August 2004 and anticipates that it will receive a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Accordingly, the entire outstanding balance of $15,705 has been reclassified as a Short-Term Debt at September 30, 2004.

         On June 10, 2003, we issued to one lender a promissory note in the principal amount of $35,017 at an interest rate equal to zero percent per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of in the amount of $584 are required and the note matures on June 10, 2008. This note is secured by a first priority security interest in the vehicle. The Company has not made required monthly payments under the note since July 2004 and anticipates that it will receive a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Accordingly, the entire outstanding balance of $27,459 has been reclassified as a Short-Term Debt at September 30, 2004.

         On March 17, 2004, we issued to one lender a promissory note in the principal amount of $34,041 at an interest rate equal to 3.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $625 are required and the note matures on March 17, 2009. This note is secured by a first priority security interest in the vehicle. The Company has not made required monthly payments under the note since June 2004 and anticipates that it will receive a

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Accordingly, the entire outstanding balance of $31,951 has been reclassified as a Short-Term Debt at September 30, 2004.

         On October 28, 2003, as a component of the recapitalization discussed in Note 5, we recorded a $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $4,500 has been paid on the note resulting in a balance of $178,500 at September 30, 2004. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008. The Company has not made required monthly payments under the note since July 2004 and anticipates that it will receive a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available. Accordingly, the entire outstanding balance of $178,500 has been reclassified as a Short-Term Debt at September 30, 2004.


11.  COMMITMENTS AND CONTINGENCIES

          From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

          We have two non-cancelable operating lease agreements for office space. There is no restriction on our activities concerning dividends, additional debt or further leasing. Rental expense charged to continuing operations under operating leases for the nine months ended September 30, 2004 and 2003 was $117,569 and $77,904, respectively.

         The Company was not able to meet required rental payments on its manufacturing facility and as a result was in default of the rental agreement. Subsequently, the landlord utilized the option available under the rental agreement by evicting the Company. As a consequence of this event, the Company was unable to manufacturer product and was required to eliminate the majority of its employees and the ability to continue as a going concern is questionable.

         As discussed under Short-Term Debt Note 10, the Company is in default or anticipates being in default of all $399,030 of promissory notes outstanding at September 30, 2004. The various lenders have various actions available including a security interest in equipment owned by the Company.

                                  MOLIRIS CORP.
                            D/B/A ADVANTAGE PACKAGING
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


12.  RELATED PARTY TRANSACTIONS

          At September 30, 2004, the Company has a net liability for due to related parties in the amount of $244,435. This is comprised of $3,274 to H-Wood Packaging, $249,361 to Udata Corp, $447 to BAM DS, Inc., offset by a receivable in the amount of $8,647 from Sterling Capital. All of these entities are controlled by a director or former director of the Company.

          During the nine months ended September 30, 2004, the Company advanced approximately $138,000 of funds to the former President, who resigned on January 29, 2004. Additionally, the Company incurred approximately $18,000 of credit card obligations for the former President and other parties that may be of a personal nature during the same period. The Company has recorded these amounts as a receivable and included in the Balance Sheet caption entitled Other Current Assets at September 30, 2004. The former President is performing consulting services for the Company and it is anticipated that a formal consulting agreement will be completed in the near future and the $133,000 of funds advanced as discussed above will be reclassed as consulting expense.


13.  SUBSEQUENT EVENTS

          On October 22, 2004, the Company announced the acquisition of the Staphylococcus aureus bacteriophages (Lytic product Candidate Phages, R1, R2 and
R3) assets from Mycobis Corporation. The purchase price was 2,000,000 restricted shares of the Company's $0.01 par value common stock.

          On November 12, 2004, the Board of Directors of the Company adopted a resolution authorizing a 4 for 1 split in the Company's Class A $0.01 par value common stock. Class A stockholders will receive 4 shares for each 1 share held on the record date of November 12, 2004. The total number of Class A common shares outstanding after the 4 for 1 split is 46,540,000.

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

OVERVIEW OF COMPANY

Since its inception, the Company has suffered recurring losses from operations and has not been able to provide sufficient cash resources to sustain its operations. We have substantial current obligations and we have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern as of December 31, 2003. These factors are also discussed in Note 2 to our unaudited financial statements for the quarterly period ended September 30, 2004.

We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2004. We had a net loss of $533,663 for the nine months ended September 30, 2004 and a working capital deficiency of $1,069,280, accumulated deficit of $1,406,618 and a stockholders' deficiency of $1,005,219 at September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

RECENT DEVELOPMENTS

On January 29, 2004, Mr. Lindsey Vinson resigned his position as President and Director of the Company and on the same date, Mr. Clyde Parks was appointed as the new President. The open director position has not been filled and the Company has not made a determination if and when the position will be filled.

We have substantial short-term obligations. As of September 30, 2004, we had approximately $399,030 of gross debt outstanding. The Company has not made required monthly payments under all of its promissory notes and has received a notice of default from a lender accelerating the indebtedness and a demand for payment for two of these notes. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Additionally, the Company has not made required monthly payments under other promissory notes and anticipates a notice of default will be received in the near future from the various lenders accelerating the indebtedness and a demand for payment in full. Accordingly, all debt outstanding for the Company has been reclassified as current as of September 30, 2004.

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

On August 1, 2004, pursuant to the terms of a Stock Swap Agreement (the "Stock Swap") dated July 30, 2004, as amended, between American Visionwear, LLC ("AV LLC") and the Company), the Company acquired the Ranging and Optical Tape Measure product lines and patents of AV LLC, in exchange for 100% (approximately 1,000,000 million shares) of the total issued and outstanding Class "B" Common Stock of the Company. The Class "B" common stock is convertible on a 1 for 1 basis into Class "A" common stock, within 2 years and AV LLC agreed to restrict the sale of the shares for one year from the effective date of the Stock Swap.

Certain liabilities of AV LLC, relating to these product lines were to be assumed by or assigned to the Company and the Company will pay a dividend to AV, LLC equal to twenty (20%) of the Ranging gross sales for a 2 year period.

The number of shares of Class "B" common stock shall be subject to increase six
(6) months after the closing. Such adjustment shall be equal to $2,000,000 less all liabilities assumed, divided by the average closing bid price of the Company's Class "A" common stock for the thirty (30) days preceding the adjustment date minus the original 1,000,000 shares from closing.

However, AV LLC has been unable to provide financial information required per the Stock Swap and the Company has been unable to determine a fair market value for the Stock Swap and has not recorded the transaction in the accompanying Financial Statements as of September 30, 2004. Additionally, the Company is considering all options available as a result of this event and anticipates that a resolution will be forthcoming before the end of the Company's fiscal year end as of December 31, 2004.

Effective August 6, 2004, the Company dismissed Salberg & Company, P.A. ("Salberg") as the Company's certifying accountants. The Board of Directors has approved this action. The reports of Salberg on the Company's financial statements for the fiscal year ended December 31, 2003 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report expressed substantial doubt as to the Company's ability to continue as a going concern.

On August 5, 2004, the Registrant engaged Turner, Stone & Company, LLP as its new independent accountant. The Company's Board of Directors has approved this action.

Effective September 20, 2004, Michael Hazelwood resigned from his position of Vice-President and member of the Board of Directors of the Company. A new director will not be appointed at this time.

On October 22, 2004, the Company announced the acquisition of the Staphylococcus aureus bacteriophages (Lytic product Candidate Phages, R1, R2 and R3) assets from Mycobis Corporation. The purchase price was 2,000,000 restricted shares of the Company's $0.01 par value common stock.

On November 12, 2004, the Board of Directors of the Company adopted a resolution authorizing a 4 for 1 split in the Company's Class A $0.01 par value common stock. Class A stockholders will receive 4 shares for each 1 share held on the record date of November 12, 2004. The total number of Class A common shares outstanding after the 4 for 1 split is 46,540,000.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended September 30, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

GUARANTEE OF NOTE PAYABLE

On October 28, 2003, the Company executed an Asset Purchase Agreement with Moliris whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of Moliris. Moliris also agreed to the guarantee of all of HH's obligations including a $150,000 bank line of credit which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45. Subsequently, the Company has paid $3,279 in principal payments resulting in a balance of $137,196 at September 30, 2004.

The Company has not made required monthly payments under the bank promissory note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company.

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
2003

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                            September 30, 2004             SEPTEMBER 30, 2004
                                           2004           2003            2004           2003
                                      ----------------------------    ----------------------------
REVENUES                              $     46,295    $    338,697    $    683,473    $    879,581
COST OF SALES                              (13,315)        379,996         374,920         681,558
                                      ------------    ------------    ------------    ------------
GROSS PROFIT                                59,610         (41,299)        308,553         198,023

OPERATING EXPENSES:
Salaries, wages and commissions             89,917         (62,143)        409,217         152,617
Selling, general and administrative         78,518          47,819         278,682         122,780
Bad debt                                        --           1,061              --           1,061
Rent                                        42,816          25,968         117,569          77,904
Depreciation                                 9,964           6,720          29,030          16,928
                                      ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                   221,216          19,426         834,499         371,290

LOSS FROM OPERATIONS                      (161,606)        (60,725)       (525,945)       (173,267)

OTHER EXPENSE:
Interest expense                              (580)         (7,253)         (7,718)        (10,904)
                                      ------------    ------------    ------------    ------------
TOTAL OTHER EXPENSE                           (580)         (7,253)         (7,718)        (10,904)
                                      ------------    ------------    ------------    ------------

NET LOSS                              $   (162,186)   $    (67,978)   $   (533,663)   $   (184,171)
                                      ============    ============    ============    ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue:

Operating revenue decreased $292,402, or 86%, to $46,295 for the three months ended September 30, 2004 from $338,697 for the three months ended September 30, 2003. The decrease was primarily the result of the Company losing its manufacturing facility due to lack of funds and as a result, the Company was not able to facilitate sales orders. Previously, other income was classified as a component of other expense and has been reclassified consistently to revenue.

Cost of Sales:

Cost of sales decreased $393,311, or 104%, to a credit of $13,315 for the three months ended September 30, 2004 from $379,996 for the three months ended September 30, 2003. The decrease was directly attributable to the decrease in revenue discussed above.

Operating Expenses:

Operating expenses increased $201,790 or 167% to $221,216 for the three months ended September 30, 2004 from $19,426 for the three months ended September 30, 2003. The increase was primarily the result of a $152,060 increase in salaries, wages and commissions. This increase reflects the fact that the Company had refocused its business efforts in 2004 to counter the loss of certain customers in 2003.

Other Income (Expense):

Other expense decreased $6,673, or 92% to $580 of expense for the three months ended September 30, 2004 from $7,253 of expense for the three months ended September 30, 2003. The increase was the result of an decrease in interest expense. Previously, other income was included as a component of this category and has been reclassed consistently to revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue:

Operating revenue decreased $196,108, or 22%, to $683,473 for the nine months ended September 30, 2004 from $879,581 for the nine months ended September 30, 2003. The decrease was primarily the result of the Company losing its manufacturing facility due to lack of funds and as a result, the Company was not able to facilitate sales orders. Previously, other income was classified as a component of other expense and has been reclassified consistently to revenue.

Cost of Sales:

Cost of sales decreased $306,638, or 45%, to $374,920 for the nine months ended September 30, 2004 from $681,558 for the nine months ended September 30, 2003. The increase was directly attributable to the decrease in revenue discussed above.

Operating Expenses:

Operating expenses increased $463,208, or 318% to $834,499 for the nine months ended September 30, 2004 from $371,290 for the nine months ended September 30, 2003. The increase was primarily the result of a $256,600 increase in salaries, wages and commissions and a $155,902 increase in general and administrative expense. These increases reflect the fact that the Company has refocused its business efforts in 2004 to counter the loss of certain customers in 2003.

Other Expense:

Other expense decreased $3,186, or 29% to $7,718 of expense for the nine months ended September 30, 2004 from $10,904 of expense for the nine months ended September 30, 2003. The increase was the result of an decrease in interest expense. Previously, other income was included as a component of this category and has been reclassed consistently to revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $19,203 at September 30, 2004 as compared to $6,415 at December 31, 2003, and working capital deficit was $1,069,280 at September 30, 2004 as compared to $327,785 at December 31, 2003. The increase in cash was primarily the result of the Company having a decrease in accounts receivable. The increase in the working capital deficit from December 31, 2003 was primarily the result of an increase in accounts payable, due to related party, accrued expenses and the reclass of all debt from long-term to current as the result of defaults or anticipated defaults in terms.

Operating Activities: Net cash provided by operating activities was $51,186 for the nine months ended September 30, 2004 while cash that was used in operating activities was $39,644 for the nine months ended September 30, 2003. The increase in cash provided by operations resulted primarily due to the fact of increases in accounts receivable, accounts payable, due to related party and accrued expenses.

Investing Activities: Cash used in investing activities was $36,441 for the nine months ended September 30, 2004, while cash used in investing activities was $12,188 for the nine months ended September 30, 2003. The increase in cash used in investing activities was from an increase in the purchase of property and equipment.

Financing Activities: Cash used in financing activities was $1,956 for the nine months ended September 30, 2004 as compared to $51,882 cash provided by financing activities during the nine months ended September 30, 2003. The decrease in cash provided by financing activities was primarily the result that in 2003, a $65,287 capital contribution was made by the majority owner as compared to only $1,000 in 2004.

SHORT-TERM DEBT

Our short-term debt at September 30, 2004 consisted of the following:

$144,557 Guarantee of bank note payable, bearing interest at 11.00% per annum, monthly principal and interest payments of $1,994 maturing on June 1, 2013 -
  in default at
  September 30, 2004                                                                                      $137,285

$28,429 note payable, dated May 10, 1996, bearing interest at 9.99% per annum, payable monthly with final payment due May 10, 2006 - in default at June 30,
  2004
                                                                                                             8,130

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable
  monthly with final payment due Dec. 12, 2006                                                              15,705

$35,017 note payable, dated Jun. 10, 2003, bearing zero interest per annum, payable monthly
  with final payment due Jun. 10, 2008                                                                      27,459

$34,041 note payable, dated Mar. 17, 2004, bearing interest at 3.9% per annum, payable
  monthly with final payment due Mar. 17, 2009                                                              31,951

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum,
  payable monthly with final payment due Sept. 1, 2008                                                     178,500
                                                                                                          --------

                                                                                                          $399,030
                                                                                                          ========

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

      On May 10, 1996, we issued to one lender a promissory note in the principal amount of $28,429 at an interest rate equal to 9.99% per annum. The proceeds of these loans were used for the purchase of a motor home. Monthly payments of principal and interest in the amount of $376 are required and the note matures on May 10, 2006. This note is secured by a first priority security interest in the motor home. The Company has not made required monthly payments under the note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Accordingly, the entire outstanding balance of $8,130 has been reclassified as a Short-Term Debt at September 30, 2004.

      On December 12, 2001, we issued to one lender a promissory note in the principal amount of $32,265 at an interest rate equal to 5.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $624 are required and the note matures on December 12, 2006. This note is secured by a first priority security interest in the vehicle. The Company has not made required monthly payments under the note since August 2004 and anticipates that it will receive a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Accordingly, the entire outstanding balance of $15,705 has been reclassified as a Short-Term Debt at September 30, 2004.

      On June 10, 2003, we issued to one lender a promissory note in the principal amount of $35,017 at an interest rate equal to zero percent per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of in the amount of $584 are required and the note matures on June 10, 2008. This note is secured by a first priority security interest in the vehicle. The Company has not made required monthly payments under the note since July 2004 and anticipates that it will receive a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Accordingly, the entire outstanding balance of $27,459 has been reclassified as a Short-Term Debt at September 30, 2004.

      On March 17, 2004, we issued to one lender a promissory note in the principal amount of $34,041 at an interest rate equal to 3.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $625 are required and the note matures on March 17, 2009. This note is secured by a first priority security interest in the vehicle. The Company has not made required monthly payments under the note since June 2004 and anticipates that it will receive a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Accordingly, the entire outstanding balance of $31,951 has been reclassified as a Short-Term Debt at September 30, 2004.

      On October 28, 2003, as a component of the recapitalization discussed in
Note 5, we recorded a $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $4,500 has been paid on the note resulting in a balance of $178,500 at September 30, 2004. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008. . The Company has not made required monthly payments under the note since July 2004 and anticipates that it will receive a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of these financial statements, the lender has not proceeded with any actions available. Accordingly, the entire outstanding balance of $178,500 has been reclassified as a Short-Term Debt at September 30, 2004.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of September 30, 2004, our contractual obligations and commitments by type and period:

                                                             PAYMENTS DUE BY PERIOD
                                                             ----------------------
                                                      LESS THAN 1
                                                      -----------
CONTRACTUAL OBLIGATIONS                 TOTAL             YEAR         1-3 YEARS        4-5 YEARS       AFTER 5 YEARS
                                        -----             ----         ---------        ---------       -------------
Short-Term Debt:                                                                 --               --               --
Guarantee of Bank Note Payable .   $      137,285   $      137,285               --               --               --
Note Payable                              261,745          261,745               --               --               --
Total Short-Term Debt                     399,030          399,030   $           --               --               --
                                   --------------   --------------   --------------   --------------   --------------
Total Debt                         $      399,030   $      399,030   $           --   $           --   $           --
                                   ==============   ==============   ==============   ==============   ==============

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

The Company has not made required monthly payments under all of its promissory notes and has received a notice of default from the a lender accelerating the indebtedness and a demand for payment in full of both notes. As of the date of these financial statements, the lender has not proceeded with any actions available including a security interest in equipment owned by the Company. Additionally, the Company has not made required monthly payments under other promissory notes and anticipates a notice of default will be received in the near future from the various lenders accelerating the indebtedness and a demand for payment in full. Accordingly, all debt outstanding for the Company has been reclassified as current as of September 30, 2004.

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

As a result of these transactions, the Company is evaluating all options available to the Company in order to turnaround the financial performance of the Company. However, there can be no assurance that these any options chosen will improve the performance of the Company from recent prior results.

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

Central Texas Corrugated, LP ("Central") sued us on August 9, 2003, in the District Court in McLennan County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of Central and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $45,000 to $47,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at September 30, 2004 for this account is $53,280.

The County of Dallas, Texas sued us on December 5, 2003, in the District Court of Dallas County, Texas. The plaintiff's original petition seeks $9,062 of damages on behalf of the County and alleges that we did not pay the required property taxes due. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement and pay a reduced amount, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at September 30, 2004 for this accounts is $9,062.

Smurfit Stone Container Corporation (Smurfit") sued us on December 30, 2003, in the District Court in Dallas County, Texas. The plaintiff's original petition seeks $43,110 of damages on behalf of Smurfit and alleges that we breached the terms of alleged debt for paper purchases. The Company intends to vigorously defend the case to determine the true amount owed and then seek an out-of-court settlement. It is likely that the Company will reach a settlement in the range estimated to be $30,000 to $35,000, but we cannot predict the outcome of these proceedings. Included in the Balance Sheet at September 30, 2004 for this account is $43,110.

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

As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," applies and recorded a guarantee in the amount of $140,475 as a liability at December 31, 2003 for the promissory note discussed above. The Company has been making payments on this note as the guarantor, but has not recorded the payments as a receivable from the predecessor company since collection is not likely. Additionally, the Company would be obligated under the guarantee for the outstanding balance of $137,285 if the primary debtor defaults.


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


Accordingly, the entire outstanding balance of $8,130 has been reclassified as a Short-Term Debt at September 30, 2004.

Additionally, the Company has not made required monthly payments under other promissory notes and anticipates a notice of default will be received in the near future from the various lenders accelerating the indebtedness and a demand for payment in full. Accordingly, all debt outstanding for the Company has been reclassified as current as of September 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company was not able to meet required rental payments on its manufacturing facility and as a result was in default of the rental agreement. Subsequently, the landlord utilized the option available under the rental agreement by evicting the Company. As a consequence of this event, the Company was unable to manufacturer product and was required to eliminate the majority of its employees and the ability to continue as a going concern is questionable.

On August 1, 2004, pursuant to the terms of a Stock Swap Agreement (the "Stock Swap") dated July 30, 2004, as amended, between American Visionwear, LLC ("AV LLC") and the Company), the Company acquired the Ranging and Optical Tape Measure product lines and patents of AV LLC, in exchange for 100% (approximately 1,000,000 million shares) of the total issued and outstanding Class "B" Common Stock of the Company. The Class "B" common stock is convertible on a 1 for 1 basis into Class "A" common stock, within 2 years and AV LLC agreed to restrict the sale of the shares for one year from the effective date of the Stock Swap. Certain liabilities of AV LLC, relating to these product lines were to be assumed by or assigned to the Company and the Company will pay a dividend to AV, LLC equal to twenty (20%) of the Ranging gross sales for a 2 year period.

The number of shares of Class "B" common stock shall be subject to increase six
(6) months after the closing. Such adjustment shall be equal to $2,000,000 less all liabilities assumed, divided by the average closing bid price of the Company's Class "A" common stock for the thirty (30) days preceding the adjustment date minus the original 1,000,000 shares from closing.


However, AV LLC has been unable to provide financial information required per the Stock Swap and the Company has been unable to determine a fair market value for the Stock Swap and has not recorded the transaction in the accompanying Financial Statements as of September 30, 2004. Additionally, the Company is considering all options available as a result of this event and anticipates that a resolution will be forthcoming before the end of the Company's fiscal year end as of December 31, 2004.

Effective August 6, 2004, the Company dismissed Salberg & Company, P.A. ("Salberg") as the Company's certifying accountants. The Board of Directors has approved this action. The reports of Salberg on the Company's financial statements for the fiscal year ended December 31, 2003 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report expressed substantial doubt as to the Company's ability to continue as a going concern.


On August 5, 2004, the Registrant engaged Turner, Stone & Company, LLP as its new independent accountant. The Company's Board of Directors has approved this action.


Effective September 20, 2004, Michael Hazelwood resigned from his position of Vice-President and member of the Board of Directors of the Company. A new director will not be appointed at this time.


On October 22, 2004, the Company announced the acquisition of the Staphylococcus aureus bacteriophages (Lytic product Candidate Phages, R1, R2 and R3) assets from Mycobis Corporation. The purchase price was 2,000,000 restricted shares of the Company's $0.01 par value common stock.

On November 12, 2004, the Board of Directors of the Company adopted a resolution authorizing a 4 for 1 split in the Company's Class A $0.01 par value common stock. Class A stockholders will receive 4 shares for each 1 share held on the record date of November 12, 2004. The total number of Class A common shares outstanding after the 4 for 1 split is 46,540,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

------------------------------------------------------------------------------------------
Exhibit        Description
------------------------------------------------------------------------------------------
31.1           Certification by Principal Executive Officer
------------------------------------------------------------------------------------------
31.2           Certification of Principal Financial Officer
------------------------------------------------------------------------------------------
32             Certifications of Principal Executive and Financial Officer Pursuant to 906
------------------------------------------------------------------------------------------

(b)   Reports on Form 8-K.

During the quarterly period ended September 30, 2004, the Company filed the following reports on Form 8-K:

Date of Event Reported              Items Reported
----------------------              --------------

August 11, 2004                     4
August 17, 2004                     2 and 7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Moliris Corp., D/B/A Advantage Packaging, in the capacities and on the dates indicated.


NAME AND SIGNATURE           TITLE                            DATE
------------------           -----                            ----

                             Principal Executive Officer,
                             Principal Financial Officer,
  /s/ Clyde Parks            Sole Director                    November 19, 2004
----------------------
Clyde Parks