Form 10KSB
period 2004-12-31
MOLIRIS CORP
filed 2005-08-17
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31,   2004
Commission File # 0-33473
MOLIRIS CORP.
(Exact name of registrant as specified in its charter)
FLORIDA
(State or other jurisdiction of incorporation or organization)
06-1655695
(IRS Employer Identification Number)
8500 STEMMONS FREEWAY, SUITE 5050
DALLAS, TEXAS 75247
(Address of principal executive offices) (Zip Code)
(214) 357-5100
(Registrant’s telephone no., including area code)
(Former name, former address and former fiscal year,
if changed since last report)
SECURITIES REGISTERED PURSUANT TO SECTION 12(3) OF THE ACT: None
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
Yes ☐ No ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Revenues for year ended December 31, 2004: $673,216. The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2004, was $5,632,800. The number of shares of the registrant’s common stock outstanding as of December 31, 2004 was 2,347,000 after giving effect to the reverse stock split on February 18, 2005. On February 18, 2005, the stockholders of the Company approved a 1-for-20 reverse stock split making the number of outstanding shares of the Company’s Common Stock 2,347,000. On July 28, 2005, the Company had 2,347,000 shares of its Common Stock, $0.001 par value, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company’s reports filed with the Commission. This Report contains “forward looking statements” relating to our company’s current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms l0-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “would”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate”, or “continue”, or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company’s control. Should one or more of these risks or uncertainties materialize or should our company’s underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.
The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL INFORMATION ABOUT MOLIRIS CORP.
Moliris Corp., (the “Company”) was originally incorporated in the State of Florida on June 20, 2000 as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003, and the assumed name of Advantage Packaging was obtained.
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of the Company (800,000 shares after adjustment for stock splits). The majority owner of HH, Sterling Equity Corp., was owned equally by the Company’s current sole Director, Chief Executive Officer and Chief Financial Officer, Clyde R. Parks and Lindsey Vinson, former President and Director of the Company who resigned in January 2004 but remained active in management through August 2005. The operations of HH for the years ended December 31, 2004 and 2003 are reflected in the financial statements.
The Moliris Corp. entities include Moliris Packaging Corp. (“Packaging”) organized in the State of Texas on July 2, 2004; Ranging Corp. (“Ranging”), organized in the State of Texas on July 2, 2004, and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004. All three entities are wholly owned subsidiaries.
The packaging business of the Company was shut down, its operating assets and inventory foreclosed on and its leased premises vacated in the Fall of 2004. The only remaining business of the Company is the business conducted by Ranging Corp. Effective April 1, 2005, the stock of Ranging Corp. was sold for $100 to Lindsey Vinson, or his assigns, the former President of the Company, who resigned in January 2004 but remained active in management through August 2005. Due to this transaction the business of Ranging Corp. is presented as discontinued operations of the Company for the year ended December 31, 2004.
Ranging Corp. assembles, markets, services and recalibrates optical rangefinders. Its products consist of 75 yard, 200 yard, 400 yard and 1,000 yard models used primarily for hunting, archery and other sporting applications. Ranging Corp also provides a 210 yard distance finder used for golf. All the devices are coincidence rangefinders using mirrors and beam splitters. The object will appear in the viewfinder in stereo, adjustment of the rangefinder knob reduces the dual image to one. The knob gradations indicate the distance from the viewfinder. The products require no power or batteries and do not use lasers beams.
The Company manufactured specialized custom corrugated containers. The Company operated a full service plant facility manufacturing several styles and sizes of quality corrugated containers with a reputation of dependable and timely service for our customers.

RISK FACTORS
An investment in the securities of the Company involves extreme risks and the possibility of the loss of a stockholder’s entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.
1. Going Concern Risk
We have had and will likely have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent registered public accounting firms have indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in Note 2 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders, new investors and borrowings to provide the cash resources to sustain its operations.
As of April 1, 2005, the Company has no operations. The packaging business was shut down in the Fall of 2004 and the stock of Ranging Corp. was sold effective April 1, 2005. In order for the Company to continue as a going concern it must acquire, by merger or other corporate transaction, business operations of another company or start a new business.
We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders’ deficiency at December 31, 2004. We had net losses of $4,281,018 for the year ended December 31, 2004, and $316,865 for the year ended December 31, 2003. We had positive cash flows from operations of $10,607 for the year ended December 31, 2004, and negative cash flows from operations of $89,651 for the year ended December 31, 2003. At December 31, 2004, our current liabilities exceeded our current assets by $3,747,074; our stockholders’ deficiency was $3,747,074.
On June 24, 2005, the Company was de-listed from the NASDAQ over-the-counter bulletin board.
The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our current cash requirements, working capital and debt service requirements. Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.
We cannot generate cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants without a significant capital infusion or acquisition of additional business activities from the sale of our stock, a merger, consolidation or similar corporate transaction. We have failed to make required payments under the agreements and related documents governing our indebtedness and have failed to comply with the financial and operating covenants contained in them. We are in default of these obligations
The future viability of the Company hinges on the willingness of the creditors to grant debt forgiveness. It could become viable as a going concern by incorporating other business activities into the Company. There is no current intention to place the Company into liquidation.

2. No Assurance of Success or Profitability
There is no assurance that the Company will generate sufficient revenues or profits to meet debt obligations.
3. Loss of Control by Present Management and Stockholders
The Company is in the process of attempting to consummate an acquisition in a series of transactions in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company’s authorized but unissued Common Stock that would, upon issuance, constitute as much as 90% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company’s stockholders and management would control the Company, and the Company’s management could be replaced by persons unknown at this time. Such a transaction would leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired Company’s stockholders, although management has no plans to do so. There can be no assurance that the Company will be able to complete the transaction or that if completed, the Company will not continue to operate at a loss.
4. Dilutive Effects of Issuing Additional Common Stock
The majority of the Company’s authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. During 2005 the Company has received unrestricted subscription proceeds for the purchase of 8,393,000 shares of its Common Stock. When issued, these shares will dilute the ownership and voting power of current investors in the Company to approximately 20%. See Note 17, “Subsequent Events” to the Financial Statements.
5. Lack of Continuing Business
Because of the limited financial resources of the Company, it sold its subsidiary Ranging Corp. effective April 1, 2005 and has lost its packaging operations by virtue of foreclosures. It is highly unlikely that the Company will be able to meet its debt service requirements without consummation of the acquisition currently contemplated and even then there can be no assurance that the Company’s operations will become profitable. The Company’s inability to consummate the contemplated transaction and negotiate extended terms and debt reductions from its creditors will subject the Company to further losses.

6. Indemnification of Officers and Directors
The Company’s Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.
7. Dependence upon Outside Advisors
To supplement the business experience of management, the Company has been required to employ accountants, technical experts, appraisers, attorneys, and other consultants or advisors. The selection of these advisors has been and will be made by management without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company.
8. Need for Additional Financing
The Company’s funds are not adequate to take advantage of any available business opportunities.
9. Competition
The Company is at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. It is anticipated that these competitive conditions will exist in any industry in which the Company may enter.
10. No Foreseeable Dividends
The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.
11. No Public Market
Due to the de-listing for trading of the Company’s Common Stock on the NASDAQ OTC Bulletin Board and no quotations in the Pink Sheets, there currently is no public market for the securities of the Company, and no assurance can be given that the Company will be able to have the Common Stock relisted for trading in the future or that an investor will be able to liquidate his investment without considerable delay, if at all.
12. Concentration Risk
Approximately one-half of the sales of Ranging Corp. and 72% of its accounts receivable are from one customer.

Any interruption of the business relationship with this customer would have a material adverse effect on the Company.
EMPLOYEES
As of December 31, 2004, the Company had 3 full-time employees, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel.
ITEM 2. DESCRIPTION OF PROPERTY
As of December 31, 2004, the address for the corporate offices was 3221 Collingsworth Street, Suite 140, Fort Worth, Texas, 76107. The Company moved from these premises in July 2005, but is still jointly and severally liable for all remaining lease obligations on that office space. The current address for the corporate offices of the Company is 8500 Stemmons Freeway, Suite 5050, Dallas, Texas 75247, under a month-to-month oral sublease with Clyde Parks, the Director of the Company.
The subsidiaries of the Company maintained leased operating facilities in two locations in the Dallas/Fort Worth area. The facility occupied by the Company’s packaging business has been abandoned, the lease is in default and the assets located therein have been foreclosed on. As such all future payments have been accelerated and are presented as current accrued expense. The other facility, occupied by Ranging Corp., is pursuant to an oral sublease with an affiliate of Clyde Parks, the Director of the Company. The term of the sublease is month-to-month. Effective April 1, 2005, the Company sold the stock of Ranging Corp. to a former officer and director of the Company for $100. As of April 1, 2005, the Company has no continuing operations.
Total rental expenses charged to operations under leases for the years ended December 31, 2004 and 2003 was $282,088 and $97,375, respectively.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
In 2004, Michael Hazelwood, a former Director of the Company, filed a cross-claim on an indemnification claim pending in the Dallas County Court of Law. Counsel has advised that the Company can anticipate a mediation to take place in the near future, at which time an assessment of the Company’s exposure, if any, may be made. In 2005 a lawsuit was filed in Bexar County, Texas by American Visionwear and its former owner, for breach of contract. Counsel has advised that the Company can anticipate a mediation to take place in the near future, at which time an assessment of the Company’s exposure, if any, may be made.
Arrow Trade Publishing filed a suit in small claims court of Dallas County, Texas for breach of contract. Counsel has advised that the Company can anticipate a mediation to take place in the near future, at which time an assessment of the Company’s exposure, if any, may be made.

On March 31, 2005, the Company’s books and records were seized under an Internal Revenue Service search warrant. In addition, management believes the Securities and Exchange Commission is investigating Mr. Lindsey Vinson, former President and Director of the Company. As of the date of this Report the books and records have not been released and the Company’s management is unable to determine if this ongoing investigation of Mr. Lindsey Vinson will result in any adverse financial impact on the Company or its subsidiaries .
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
As of December 31, 2004, Moliris had 2,347,000 (after adjustment for stock splits) shares of common stock issued and outstanding. On February 18, 2005, the stockholders of the Company approved a 1-for-20 reverse stock split. The number of outstanding shares of the Company’s Common Stock is 2,347,000 as of July 28, 2005.
MARKET
The Company’s Common Stock has been quoted on the NASDAQ Bulletin Board System beginning on July 15, 2004. The Company was de-listed in June, 2005; for failure to timely file this Report and the report on Form 10-QSB for the quarter ended March 31, 2005. The Company’s Common Stock traded under the symbol “MRIS”. The range of the high and low bid prices as quoted on the NASDAQ Bulletin Board from July 15, 2004 through December 31, 2004 (after adjustment for stock splits) is as follows:

Calendar 2004	High	Low
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	$1.75	$1.50
Fourth Quarter	$20.00	$1.25
The above quotation information reflects inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.
HOLDERS
As of July 28, 2005, there were approximately 71 holders of record of the Company’s Common Stock.

DIVIDENDS
The future payment by the Company of dividends, if any, rests within the discretion of its Board of Directors and will depend upon the Company’s earnings, if any, capital requirements and the Company’s financial condition, as well as other relevant factors. The Registrant has not declared dividends since its inception, and has no present intention of paying cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to satisfy its current obligations.
RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES
The following sets forth unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the proceeding fiscal year:
On November 10, 2004, and October 27, 2004 the Company issued an aggregate of 520,000 shares of its Common Stock (after adjustment for stock splits) to two entities and two individuals related to the acquisition Mycobis. These shares were valued by the Company at $730,000.
On October 27, 2004, the Company issued an aggregate of 100,000 shares of its Common Stock (after adjustment for stock splits) to one entity as compensation for services rendered in connection with the Mycobis transaction. These shares were valued by the Company at $125,000.
On September 29, 2004, the Company issued an aggregate of 30,000 shares of its Common Stock (after adjustment for stock splits) to one individual as compensation for consulting services rendered. These shares were valued by the Company at $45,000.
On July 28, 2004, the Company issued an aggregate of 10,000 shares of its Common Stock (after adjustment for stock splits) to three individuals as compensation for consulting services rendered in connection with the acquisition of Ranging Corp. by the Company. These shares were valued by the Company at $16,500.
On July 9, 2004, the Company issued an aggregate of 60,000 shares of its Common Stock (after adjustment for stock splits) to four individuals as compensation for services rendered in connection with market making activities for the Company’s Common Stock. These shares were valued by the Company at $90,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2004

Number of Securities
Available for Future
	Number of Securities to be		Issuance under Equity
	Issued upon Exercise of	Weighted-average Price	Compensation Plans
	Outstanding Options,	of Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

TOTAL	-0-	-0-	-0-
OUR TRANSFER AGENT IS:
Signature Stock Transfer, Inc., ONE Preston Park, 2301 Ohio Drive — Suite 100, Plano, TX 75093
Telephone: (972) 612-4120, Fax: (972) 612-4122
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form l0-KSB.
Some of the statements under “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in the Company’s periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.
The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company’s business, that the Company’s President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control.
Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.
GENERAL
The Company was originally incorporated in the State of Florida on June 20, 2000, as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003, and the assumed name “Advantage Packaging” was obtained.
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company purchased certain tangible and intangible assets of the business of HH, and assumed certain of its liabilities for a purchase price of 4,000,000 Common Shares of the Company (800,000 shares after adjustment for stock splits). The majority owner of HH, Sterling Equity Corp. is owned equally by the Company’s Director, CEO and CFO, Clyde Parks and Lindsey Vinson, former President and Director of the Company who resigned in January 2004 but remained active in management as a consultant through August 2005.
The Moliris Corp. entities include Moliris Packaging Corp. (“Packaging”), organized in the State of Texas on July 2, 2004; Ranging Corp. (“Ranging”), organized in the State of Texas on July 2, 2004, and Moliris Corp. (“Moliris-Texas”), organized in the State of Texas on October 27, 2004. All three entities are wholly owned subsidiaries.
OVERVIEW OF COMPANY
Since its inception, the Company has suffered recurring losses from operations. During the year ended December 31, 2004 and 2003, the Company reported net losses of $4,281,018 and $316,865, respectively.
The Company’s long-term viability as a going concern is dependent on certain key factors, primarily the Company’s ability to obtain a significant capital infusion or acquire additional business activities from the sale of our stock, a merger, consolidation or similar corporate transaction.

RECENT DEVELOPMENTS
On September 21, 2004, Mr. Michael Hazelwood resigned his position as Vice-President of Packaging Operations and Director of the Company. The open director position has not been filled and the Company has not made a determination if and when the position will be filled. Currently Mr. Clyde Parks is the sole Director of the Company.
Effective on January 29, 2004, Mr. Vinson resigned his position as President and Director of the Company and on the same date, Mr. Parks was appointed as the new President. The open director position has not been filled and the Company has not made a determination if and when the position will be filled. Mr. Vinson remained active in management through August, 2005.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, the realization of deferred tax assets and the valuation of the guarantee of a note payable and a satisfactory resolution of our accrued liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 “Organization and Summary of Significant Accounting Policies” in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.
GOING CONCERN
The independent registered public accounting firms reports to our financial statements for the year ended December 31, 2004, and December 31, 2003, include an emphasis paragraph stating that our recurring losses from operations, cash flow used in operations, working capital deficiency and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable result from the sale of the Company’s products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be charged off. As discussed in Note 18 “Discontinued Operations” accounts here are accounts receivable included in Discontinued Operations of $12,967.
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $1,444,810 during the year ended December 31, 2004, as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $1,889,701 and expire in the years through 2024.
As discussed in Note 3 “Assumption of Liabilities and Contributed Capital” in the accompanying Financial Statements, on February 1, 2003, the sole owner of 100% of the issued and outstanding stock of HH Corrugated, Inc. (“HH”), a predecessor corporation, executed an Agreement of Purchase and Sale with a third party for 75% of the Company for a purchase price of $150,000. As a result of this transaction, a significant amount of the net operating loss carry-forwards discussed above will be limited.
RESULTS OF OPERATIONS
Due to (i) the foreclosure of the liens on its operating assets, the abandonment of its operating facility in the Fall of 2004, giving rise to the cessation of the packaging operations, and (ii) the sale of the stock of Ranging Corp., effective April 1, 2005, making the Ranging operations discontinued operations for the financial statements for the year ended December 31, 2004, that are part of this Report, a comparison of the results of operations of the years ended December 31, 2004 and 2003 could be misleading with respect to future operations of the Company.
Revenue:
Revenues of the Company from the packaging operations decreased by $441,529, or approximately 49%, in fiscal 2004 as compared to fiscal 2003. This decrease was due primarily to the cessation of the packaging business in the Fall of 2004. Revenues are not anticipated in the near future, unless the Company completes an acquisition. It is not anticipated that capital will be available to the Company in the near future.

Cost of Sales:
Cost of sales as a percentage of sales decreased to approximately 79% in fiscal 2004 as compared to approximately 82% in fiscal 2003. The decrease in cost of sales as a percentage of sales in fiscal 2004 as compared to fiscal 2003 is due primarily to changes in the operations of the Company and decreases in revenues during fiscal 2004.
Operating Expenses:
The increase in operating expenses of $1,798,455, to $2,303,309 from $504,854 in the fiscal year 2003, is primarily the result of accruals for liabilities associated with contingent obligations and asset impairment and an increase in compensation paid to consultants and other professionals related to acquisitions made by the Company.
Other Income/Expense:
Other income for fiscal 2004 was $29,608 as compared to other expense of $23,290 in fiscal 2003. This change was attributable primarily to a decrease in interest expense for 2004 and other income includes as revenue for fiscal 2004 the benefit of the amounts paid by Udata and Sterling on behalf of the Company.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $-0- at December 31, 2004, as compared to $6,415 at December 31, 2003. The Company has an accumulated deficit of $5,153,973 and a total stockholders’ deficit of $3,747,074 at December 31, 2004. These deficits are primarily due to the fact that the Company has continued to experience a net loss from operations.
Operating Activities: Cash provided in operating activities was $10,607 for fiscal year 2004 while cash used in operating activities was $89,651 for the fiscal year 2003. The increase in cash provided by continuing operations resulted primarily from the decrease in accounts receivable.
Financing Activities: Cash used by financing activities was $101,518 for the fiscal year ended December 31, 2004 and cash provided by financing activities was $69,655 for the fiscal year ended December 31, 2003. The decrease in cash provided resulted primarily from the extinguishment of long term borrowings.
Our principal uses of cash for fiscal 2004 have been for operating activities and we have funded our operations during fiscal years 2004 and 2003 primarily by incurring indebtedness, the sale of our accounts receivable and the issuance of Common Stock in satisfaction of obligations. The Company received proceeds from the sale of trade receivables totaling $423,358 for the year ended December 31, 2003.

SHORT-TERM DEBT
Our short-term debt at December 31, 2004 consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of December 31, 2004	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of December 31, 2004	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due April 1, 2006 in default as of December 31, 2004	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of December 31, 2004	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of December 31, 2004	5,000

Total	$233,655

LONG-TERM DEBT
We have no debt classified as long-term debt at December 31, 2004.
LIQUIDITY
The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our current cash requirements, working capital and debt service requirements. Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets, the prospects for our business and the consummation of an acquisition. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.
We cannot generate cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants without a significant capital infusion or acquisition of additional business activities from the sale of our stock, a merger, consolidation or similar corporate transaction. We have failed to make required payments under the agreements and related documents governing our indebtedness and have failed to comply with the financial and operating covenants contained in them. We are in default of these obligations.

The future viability of the Company hinges on the willingness of the creditors to grant debt forgiveness and extended terms. The Company could become viable as a going concern by incorporating other business activities into the Company. However, there can be no assurance that the Company can successfully consummate any acquisition. There is no current intention to place the Company into liquidation.
ITEM 7. FINANCIAL STATEMENTS
Filed herewith are our following audited financial statements:

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Moliris Corp.
Dallas, Texas
We have audited the accompanying consolidated balance sheet of Moliris Corp. (the “Company”), as of December 31, 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moliris Corp. as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Killman, Murrell & Company, P. C.
Killman, Murrell & Company, P. C.
Odessa, Texas
July 19, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and shareholders of:
     Moliris Corp., D/B/A Advantage Packaging
We have audited the accompanying statements of operations, changes in stockholders’ deficiency, and cash flows of Moliris Corp., D/B/A Advantage Packaging for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Moliris Corp., D/B/A Advantage Packaging for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, cash used in operations, stockholders’ deficiency and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. As discussed in Note 9 to the financial statements, the Company was in default of a bank line of credit at December 31, 2002. Subsequently, the line of credit was converted to a promissory note with the default being cured. The financial statements do not include any adjustments, that might result from the outcome of this uncertainty.
/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 13, 2004

MOLIRIS CORP.
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS

TOTAL ASSETS	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	$454,080
Notes payable in default	233,655
Guarantee of bank note payable in default	138,451
Accrued expenses	2,155,530
Due to related parties	305,773
Net liabilities of discontinued operations	459,585

Total current liabilities	3,747,074

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized:
2,347,000 issued and outstanding	2,347

Class “B” common stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—

Additional paid in capital	1,404,552

Accumulated deficit	(5,153,973)

TOTAL STOCKHOLDERS’ DEFICIT	(3,747,074)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2004 (consolidated)	2003

REVENUES	$673,216	$1,174,745
COST OF SALES	531,172	963,466

GROSS PROFIT	142,044	211,279

OPERATING EXPENSES:
Salaries, wages and commissions	286,814	152,617
Selling, general and administrative	666,640	202,665
Bad debt	210,811	31,780
Rent	282,088	97,375
Depreciation	10,956	20,417
Asset impairments and lawsuit settlements	846,000	—

TOTAL OPERATING EXPENSES	2,303,309	504,854

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,161,265)	(293,575)

OTHER INCOME (EXPENSE):
Interest expense	(7,277)	(19,944)
Other income (expense) — net	36,885	(3,346)

TOTAL OTHER INCOME (EXPENSE)	29,608	(23,290)

LOSS FROM CONTINUING OPERATIONS	(2,131,657)	(316,865)

DISCONTINUED OPERATIONS
Operating loss from discontinued operations	(2,149,361)	—

NET LOSS	$(4,281,018)	$(316,865)

NET LOSS PER SHARE — BASIC AND DILUTED
Continuing Operations	$(1.20)	$(0.22)
Discontinued Operations	(1.21)	—

	$(2.41)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES — BASIC AND DILUTED	1,780,000	1,440,425

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENTS OF CASH FLOWS

	December 31,
	2004 (consolidated)	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,131,657)	$(316,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,956	20,417
Bad debt expense	—	31,780
Asset Impairment	730,000	—
Common stock issued for services	276,500	—
Gain on Liquidation of Assets	(2,537)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	70,174	(61,177)
Decrease (increase) in inventory and other current assets	37,721	(9,689)
(Decrease) increase in accounts payable	281,403	216,903
(Decrease) increase in due to related party	277,924	27,849
(Decrease) increase in accrued expenses	460,123	1,131

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	10,607	(89,651)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2,224	—

NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES	12,831	(89,651)

CASH FLOW FROM INVESTING ACTIVITIES
Benefit of Liquidation of Assets	82,272	22,829

NET CASH USED IN INVESTING ACTIVITIES	82,272	22,829

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by majority owner	—	88,718
Principal repayment on short-term borrowings	(2,024)	(4,082)
Extinguishment of long term debt	(99,494)	—
Principal repayment on long-term borrowings	—	(22,464)
Repayments from factor financing, net	—	7,483

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(101,518)	69,655

NET INCREASE (DECREASE) IN CASH	$(6,415)	$2,833
CASH AT BEGINNING OF PERIOD	6,415	3,582

CASH AT END OF PERIOD	$—	$6,415

CASH INTEREST PAID	$5,818	$19,980

Supplemental Disclosure of Non-Cash Transactions:
Investment in subsidiary	$(730,000)	—

Write off investment in subsidiary	$730,000

Assumption of accounts payable from majority owner		$476,577

Recapitalization of accounts payable		$1,797

Assumption of note payable from acquisition		$183,000

Conversion of line of credit to note payable		$(140,456)

Guarantee of note payable from acquisition		$140,456

Conversion of accounts payable to note payable	$56,513	$—

Acquisition of equipment with note payable	$34,041	$—

Purchase of property and equipment from issuance of debt	$—	$35,017

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2004 AND 2003

			Class B
	CommonStock		CommonStock		Additional		Total
	Shares		Shares		Paid In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2002	1,400,000	$1,400	—	$—	$(44,499)	$(556,090)	$(599,189)

Assumption of liabilities by majority stockholders	—	—	—	—	476,577	—	476,577
Capital contribution by majority stockholders	—	—	—	—	88,718	—	88,718
Recapitalization	227,000	227			(122,024)	—	(121,797)

Net loss, 2003	—	—			—	(316,865)	(316,865)

BALANCE AT DECEMBER 31, 2003	1,627,000	1,627	—	—	398,772	(872,955)	(472,556)

Shares issued during year for:
Consulting services	200,000	200			276,300	—	276,500
Mycobis purchase	520,000	520			729,480	—	730,000

Net loss, 2004	—	—	—	—	—	(4,281,018)	(4,281,018)

BALANCE AT DECEMBER 31, 2004	2,347,000	$2,347	—	$—	$1,404,552	$(5,153,973)	$(3,747,074)

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Moliris Corp., (“the Company”) was originally incorporated in the State of Florida on June 20, 2000 as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003 and the assumed name of Advantage Packaging was obtained. On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of the Company. The majority owner of HH, Sterling Equity Corp., was owned equally by the Company’s current sole director, Chief Executive Officer and Chief Financial Officer, Clyde Parks and Lindsey Vinson, former President and Director of the Company. The operations of HH for the year ended December 31, 2004 and 2003, are reflected in the consolidated statement of operations.
The financial statements for 2003 are not consolidated as the Company had no subsidiaries during 2003. All of the operations of the Company were conducted by the Company directly during 2003 and the Company was doing business as Advantage Packaging.
Consolidated entities include Moliris Packaging Corp. (“Packaging”) organized in the State of Texas on July 2, 2004, Ranging Corp. (“Ranging”) organized in the State of Texas on July 2, 2004, and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004. All three entities are wholly owned subsidiaries.
Principles of Consolidation for 2004
The consolidated financial statements for 2004 include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The Company has elected to prepare its consolidated financial statements in accordance with generally accepted accounting principles (United States) with December 31, as its year end. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.
Nature of Business
The Company has historically been a manufacturing company specializing in custom corrugated containers. The Company ceased those operations during the third quarter of 2004. In July 2004, Moliris acquired certain assets and assumed certain liabilities of American Visionwear, LLC, creating the subsidiary Ranging. Ranging manufactures and distributes optical scopes and range finders. Effective April 1, 2005, the Company entered into a stock purchase agreement with Lindsey Vinson and/or his assigns, a related party, a former officer and director of the Company, whereby Lindsey Vinson purchased the outstanding shares of Ranging for $100. As such, Ranging’s operations for the year ending December 31, 2004, are reported as discontinued operations in the consolidated financial statements.
Income Taxes
Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Use of Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles (United States). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could vary from the estimates used.
Accounts Receivable
Accounts receivable result from the sale of the Company’s products and are reported at anticipated realizable value. Accounts receivable are considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be charged off.
The Company wrote off as uncollectible all accounts receivable related to the packaging operations at December 31, 2004. No allowance for uncollectible accounts receivable was recorded for Ranging accounts receivable at December 31, 2004, as the amounts were substantially collected.
Inventories
Inventories were historically stated at the lower of cost or market on a first-in/first-out basis. As of December 31, 2004, there were no inventories.
Equipment
Property and equipment was historically recorded at cost and depreciated over its estimated useful life, which ranged from five to seven years, using the double declining balance accelerated method. Certain vehicles owned by the Company were repossessed by the respective lenders and all other equipment was lost when the Company’s landlord locked the rented premises in the fall of 2004.
Impairment of Long-Lived Assets
We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. In October, 2004, the Company issued a total of 520,000 shares of the common stock valued at $730,000 for certain assets owned by Mycobis Corporation. Management subsequently determined that the assets had no future value, therefore, a $730,000 impairment expense was recognized.
Fair Value of Financial Instruments
The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value
(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments (continued)
of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of notes payable approximates book value at December 31, 2004 and 2003.
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
Loss per Common Share
Basic (loss) per share is computed using the weighted average number of common shares outstanding during the respective years. There were no common stock equivalents or other items to adjust the numerator or denominator of the computations.
Accumulated Other Comprehensive Income
As of the date of these consolidated financial statements, we had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.
Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin (“ARB”) No. 43, chapter 4, paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. Under previous guidance, paragraph 5 of ARB NO. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is analyzing the requirements of SFAS No. 151 and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements (continued)
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements.
The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2004, the Company had no stock-based compensation awards.
NOTE 2: GOING CONCERN
The Company is in default of covenants and repayment schedules with most creditors. The consolidated financial statements have been prepared on the basis that the Company is a “going concern”. In the absence of any debt forgiveness from creditors, the Company cannot pay its debts and is not a “going concern”. However the Director of the Company does not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the “liquidation basis”.
The Director is of the opinion that the Company can become a going concern again in the future but hinges this opinion on the willingness of the creditors to grant debt forgiveness. It could also become a going concern by incorporating other business activities into the Company. There is no current intention to place the Company into liquidation.
NOTE 3: ASSUMPTION OF LIABILITIES AND CONTRIBUTED CAPITAL
Effective February 1, 2003, the sole owner of all of the issued and outstanding stock of HH Corrugated, Inc. (“HH”), considered a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. (“Sterling”) whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000. The terms included $10,000 payable upon closing of the transaction contemplated by the agreement and a promissory note in the amount of $140,000, payable $2,500 per month for 12 months. Additionally, Sterling agreed to the assumption of and responsibility for $476,577 of HH’s obligations, the indemnification of the sole owner’s personal guarantee’s under all existing corporation obligations and the forgiveness of a loan to the sole owner, in the amount of $30,388. Accordingly, the $30,388 loan was written off as bad debt at December 31, 2002. Additionally, Sterling provided $88,718 of capital contributions to HH as of December 31, 2003. Both the $476,577 assumption of liabilities and the $88,718 capital contribution were recorded as additional paid in capital in the accompanying financial statements as of December 31, 2003.
(continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 4: RECAPITALIZATION
On October 28, 2003 (the “Transaction Date”), HH executed an Asset Purchase Agreement with the Company, whereby the Company would purchase certain tangible and intangible assets of the business of HH, and assume certain of its liabilities for a purchase price of 4,000,000 shares of the Common Stock of the Company (800,000 after adjustment for stock splits in 2004 and 2005). The Company also agreed to the guarantee of all of HH’s obligations including a $150,000 bank line of credit and to assume responsibility for and payment of the Sterling Equity Corp. promissory note by issuing a revised promissory note in the increased amount of $200,000 to the prior sole owner of HH. As of the Transaction Date, $17,000 in payments had been made in relation to the promissory note and the Company recorded a $183,000 liability for the promissory note as of the Transaction Date. Subsequent to the Transaction Date, $2,000 was paid on the note resulting in a balance of $181,000 as of December 31, 2003. The Company also executed a one year sublease agreement for the existing office and manufacturing space of HH. Finally, a three-year employment agreement between the prior sole owner of HH and the Company was executed whereby the sole owner would serve in the capacity of President for an annual compensation of $94,000 plus normal employment benefits and included a one year non-compete from the employment termination date. The legality of the transaction is contingent on the Company obtaining the approval of certain creditors allowing for the sale and transfer of certain assets which collateralized certain debt obligations. On May 29, 2003, the previous bank line of credit of $150,000, which for financial accounting purposes is considered assumed by HH, and of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures in June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of the Company. At December 31, 2003, the balance of the promissory note was $140,475.
The shareholders of Sterling previously, on May 1, 2003, agreed to purchase a seventy-three percent ( 73%) controlling interest in the Company. The transaction was consummated contemporaneously with the asset acquisition in October 2003 described above. Accordingly, the transaction was accounted for as a recapitalization of the Company on the Transaction Date.
NOTE 5: SALE OF RECEIVABLES WITH RECOURSE
The Company utilized a receivables securitization program with a factoring company to provide a cost-effective source of working capital and short-term financing. Under the program, the Company sold, with recourse, certain of its accounts receivable to a third party factoring company. The Company has adopted the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB statement No. 125,” which was effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral. According to the criteria of SFAS No. 140, the receivables securitization transactions for the Company have been accounted for as a liability and, as a result, the related receivables sold and a corresponding liability named “Due to Factor” are included in the accompanying balance sheet until payment is received from the customer. The liability is secured by the sold accounts receivable, intangibles, inventory and proceeds. Under the details of the agreement, the finance company funds 80% of the receivables securitized to the Company less fees and expenses. The remaining twenty percent (20%) is retained and remitted to the Company when payment is received from the customer and was included under the caption “Due from Factor” in the balance sheet at December 31, 2003.
The Company received proceeds from the sale of trade receivables totaling $423,358 for the year ended December 31, 2003, with factoring fees totaling $15,376. In 2003 and 2004, factoring fees were included in “selling, general and administrative” in the accompanying Statements of Operations. During the year ended December 31, 2004, the Company did not receive trade receivable proceeds directly from the factoring company. A related party, Udata Net, Corp., was the recipient of all of the advances from the factoring company. Funds were then remitted from the related party to the Company. The factoring fees totaled $10,300 in for the year ended December 31, 2004.
(continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 6: EQUIPMENT
     Equipment consisted of the following:

	DECEMBER 31,
	2004	2003
Auto and transportation equipment	$—	$192,815
Machinery and equipment	—	91,102

Total property and equipment	—	283, 917
Less: Accumulated depreciation	—	(227,267)

Net property and equipment	$—	$56,650

Depreciation expense was $10,956 and $20,417 for 2004 and 2003, respectively. Certain of the above property and equipment served as collateral for various loans. All equipment was surrendered to lenders upon loan defaults or was ceded to the Company’s landlord due to non-payment of building rent.
NOTE 7: NOTES PAYABLE IN DEFAULT
The notes payable at December 31, 2004 consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of December 31, 2004	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of December 31, 2004	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due April 1, 2006 in default as of December 31, 2004	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of December 31, 2004	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of December 31, 2004	5,000

Total	$233,655

On October 28, 2003, as a component of the recapitalization, the Company recorded a $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $4,500 was paid on the note resulting in a balance of $178,500 at December 31, 2004. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008. The note is currently in default.
(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 7: NOTES PAYABLE IN DEFAULT (CONTINUED)
On December 12, 2001, the Company issued a promissory note to one lender in the principal amount of $32,265 at an interest rate equal to 5.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $624 were required with a maturity of December 12, 2006. This note is secured by a first priority security interest in the vehicle. Subsequently, the vehicle was repossessed by the lender. The collateral was not sufficient to repay the loan in full; therefore the difference between the value and the remaining amount due represents the deficiency.
On November 19, 2004, the Company issued a promissory note to a financial institution in the principal amount of $27,500 at an interest rate equal to 12.0% per annum. The proceeds of this loan were used to cover bank cash overdrafts of the Company’s subsidiary approximating $19,400, with the balance covering the personal bank cash overdrafts of a former officer of the Company. The note is currently in default.
On November 19, 2004, the Company issued a promissory note to a financial institution in the principal amount of $5,000 at an interest rate equal to 12.0% per annum. The proceeds of this loan were used to cover bank cash overdrafts of the Company’s subsidiary. The note is currently in default.
NOTE 8: NOTE GUARANTEE
On May 29, 2003, the Company’s bank line of credit, of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of HH. As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” applies and has recorded the guarantee as a liability. At December 31, 2004, the Company is obligated under the guarantee in the amount of $138, 451. At December 31, 2004, the note is in default.
NOTE 9: ACCRUED LIABILITIES

The accrued liabilities are comprised of the following at December 31, 2004:
Accrued Lease Liability	$159,727
Accrued Payroll and Taxes	127,052
Lawsuit Settlement(s)	116,000
Credit Card Liability	55,103
Sales Tax Payable	5,648
Ranging Corp. Liability from Acquisitions	1,692,000

$2,155,530

NOTE 10: 2004 ACQUISITIONS
On August 1, 2004, pursuant to the terms of a Stock Swap Agreement (the “Stock Swap”) dated July 30, 2004, as amended, between American Visionwear, LLC, (“AV LLC”) and the Company, the Company acquired the Ranging and Optical Tape Measure product lines and patents of AV LLC, in exchange for all (approximately 1,000,000 shares) of the issued and outstanding Class B Common Stock of the Company. The Class B common stock is convertible on a 1-for-1 basis into the Company’s common stock within two (2) years and AV LLC agreed to restrict the sale of the shares for one year from the effective date of the Stock Swap. Certain liabilities of AV LLC, relating to these product lines were to be assumed by or assigned to the Company and the Company committed to pay a dividend to AV LLC equal to twenty percent (20%) of Ranging’s gross sales for a two (2) year period.
(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 10: 2004 ACQUISITIONS (CONTINUED)
The number of shares of Class B common shares were to be subject to increase six (6) months after the closing. Such adjustment would equal to $2,000,000 less all liabilities assumed, divided by the average closing bid price of the Company’s common stock for the thirty (30) days preceding the adjustment date minus the original 1,000,000 shares.

The following is a summary of the Ranging acquisition transaction as of July 30, 2004:

Acquisition Price	$2,000,000
Less -
Bank Debt Assumed	(150,000)
Accounts Payable Assumed	(158,000)

Estimated Purchase Liability	$1,692,000

The purchase liability has been recognized as an accrued liability until such time as the lawsuit involving the Company and AV LLC is finally determined by the court. In addition to the purchase transaction, the Company has recognized the following transactions related to the Ranging purchase:
•	The bank with the security interest in the assets of Ranging notified the Company that in addition to the $150,000 note liability disclosed by AV LLC there were two additional notes totaling $77,159 secured by the assets of Ranging. This increase in debt was recognized as a liability of the Company as of December 31, 2004, with a corresponding amount being charged to operations.

•	The twenty percent (20%) dividend was recognized as a $13,075 charge to cost of goods sold in Ranging’s statement of operations.

•	The owner of AV LLC was engaged to provide consulting services for a period of one year at the rate of $50,000 annually. Due to the dispute that has arisen between the Company and AV LLC the $50,000 was charged to operations at December 31, 2004.
On October 25, 2004, the Company entered into an “ASSET PURCHASE AGREEMENT” with Mycobis Corporation (“Mycobis”), whereby the Company purchased the Staphylococcus aureus bacteriophages1 (Lytic Product Candidate Phages R1, R2 and R3) and all rights thereto owned by Mycobis and all assets, both tangible and intangible, including but not limited to intellectual property related thereto. The Company issued 400,000 shares to Mycobis and an additional 120,000 shares to two entities in connection with the asset purchase. These shares were valued at $730,000; based on the approximate trading value of the Company’s stock on the date the transaction was consummated. Subsequently, the Company’s management determined that the assets purchased were impaired due to their inability to generate cash flow in the future; therefore, an impairment charge of $730,000 has been recognized in the consolidated statement of operations for the year ended December 31, 2004.
1 An alternative treatment to the conventional antibiotic, especially to resistant virulent strains, particularly for use against staph and other common infections in humans.
(continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 11: STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS
The Company is authorized to issue the following:
•	50,000,000 shares of its common stock with par value of $.001.
•	1,000,000 shares of its Class B common stock with no par value.
     At December 31, 2004, no Class B common stock has been issued. The following is a summary of common stock activity for the period ending December 31, 2004, reflecting the effect of the Company’s four-for-one forward stock split and the February 2005 twenty-to-one reverse stock split. The effect of these stock splits on share and per share data have been retroactively applied to all periods presented in these accompanying financial statements.

	Pre-Split	Post	Recorded	Basis of
	Shares	Split-Shares	Value	Valuation
Balance, December 31, 2002	7,000,000	1,400,000	$—	—

Recapitalization	1,135,000	227,000	$(121,797)	Net assumed in HH Corrugated, Inc. asset acquisition

Balance, December 31, 2003	8,135,000	1,627,000

July 2004	350,000	70,000	$106,500	Shares valued using the closing stock trading price on date of issue

September 2004	150,000	30,000	$45,000	Shares valued using the closing stock trading price on date of issue

October 2004	500,000	100,000	$125,000	Shares valued using the closing stock trading price on date of issue

October 2004	2,600,000	520,000	$730,000	Shares valued using the closing stock trading price on date of issue

Balance, December 31, 2004	11,735,000	2,347,000

(continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 12: INCOME TAXES
There was no current income tax expense during 2004 and 2003 due to the Company’s net losses
The Company’s tax benefit differs from the “expected” tax benefit for the years ended December 31, 2004 and 2003 (computed by applying the Federal Corporate tax rate of 34% to losses before taxes), as follows:

	2004	2003
Computed “expected” tax benefit	$724,763	$107,734
Non-deductible expenses applicable to fines and penalties	(10,736)	—
Change in valuation allowance	(714,027)	(107,734)

	$—	$—

The deferred tax benefit applicable to the discontinued operating loss was $730,783 for the year ended December 31, 2004.
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

2004
Deferred tax assets
Net operating loss	$642,490
Bad Debt Allowance	—
Loss Provisions	911,200

Total deferred tax assets	1,553,690
Valuation allowance	(1,553,690)

Net deferred tax asset	$—

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $1,444,810 during fiscal year 2004. Net operating loss carry-forwards aggregate approximately $1,889,677, at December 31, 2004, and expire in the years through 2024.
NOTE 13: LEASE COMMITMENTS
Until late 2004, the Company occupied leased warehouse space in Dallas/ Fort Worth, Texas area. At December 31, 2004, the Company was in default on the lease due to non-payment of the required monthly rents; therefore at December 31, 2004, the Company recognized an additional liability and corresponding expense in the amount of $130,701, which represents all future monthly minimum rental payments under this lease.
Through July 2005, the Company occupied leased office space in Fort Worth, Texas. The Company is jointly and severally liable, along with Lindsey Vinson and Sterling, for all remaining lease obligations on the office space. The future minimum lease payments at December 31, 2004 were as follows:

Year	Amount
2005	$42,034
2006	38,784
2007	38,784
2008	22,624

$142,226

(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 13: LEASE COMMITMENTS (CONTINUED)
Ranging occupies space subleased from an affiliate of Clyde Parks, the Director, the CEO and CFO of the Company. The term of the lease is month-to-month.
Rental expense charged to continuing operations under operating leases for the years ended December 31, 2004 and 2003 was $282,088 and $97,375, respectively.
NOTE 14: COMMITMENTS, CONTINGENCIES & LITIGATION
From time to time the Company becomes the subject of proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
In 2004, Michael Hazelwood, prior owner of HH Corrugated, Inc., filed a cross claim against the Company on an indemnification claim pending in the Dallas County Court at Law. In 2005, a lawsuit was filed against the Company in Bexar County, Texas by American Visionwear and its former owner, David Rucinski, for breach of contract.
Arrow Trade Publishing filed a suit in small claims court of Dallas County, Texas for breach of contract.
Management cannot predict the ultimate outcome of the lawsuits, but does not believe the outcome will have a material adverse effect on the Company’s financial condition.
Sterling assumed $476,577 of HH’s liabilities, as a part of the HH acquisitions, and that amount was recorded as contributed capital. If payment issues should arise in relation to the liabilities assumed by Sterling, the Company may have a potential obligation for the repayment.
NOTE 15: CONCENTRATIONS OF RISK
The Company sells its products to customers in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.
Our financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.
As previously discussed in Note 5, “Sale of Receivables with Recourse”, the Company entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, the Company sells certain of its accounts receivable with recourse to a third party factoring company. The Company sold to the factoring company $446,046 or 38% of its revenue in 2003. Under the details of the agreement, the factoring company funds 80% of the receivables securitized to the Company less fees and expenses. The remaining 20% is retained and remitted to the Company when payment is received from the customer and is included under the caption “Due from Factor” in the December 31, 2003 balance sheet.
Suppliers representing over 10% of purchases in 2003 were as follows:

2003
Supplier 1	30%
Supplier 2	25%
Supplier 3	0%
Customers representing over 10% of revenues in 2003 were as follows:

2003
Customer 1	14%
Customer 2	13%
Customer 3	0%
Customer 4	0%
Approximately one-half of the sales of Ranging Corp. and 72% of its accounts receivable during 2004 were from one customer.
NOTE 16: RELATED PARTY TRANSACTIONS
On February 1, 2003, the sole owner of all of the issued and outstanding stock of HH Corrugated, Inc. (“HH”), considered a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. (“Sterling”) whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000. The terms included $10,000 payable upon the closing of the transaction contemplated by the agreement and a promissory note in the amount of $140,000, payable $2,500 per month for 12 months. Additionally, Sterling agreed to the assumption of and responsibility for $476,577 of HH’s obligations, the indemnification of the sole owner’s personal guarantee’s under all existing corporation obligations and the forgiveness of a loan to the sole owner, in the amount of $30,388. Accordingly, the $30,388 loan was written off as bad debt at December 31, 2002. Additionally, Sterling provided $88,718 of capital contributions to HH as of December 31, 2003. Both the $476,577 assumption of liabilities and the $88,718 capital contribution were recorded as additional paid in capital in the accompanying consolidated financial statements as of December 31, 2003.
(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 16: RELATED PARTY TRANSACTIONS (CONTINUED)
On November 19, 2004, the Company issued a promissory note to one lender in the principal amount of $27,500 at an interest rate equal to 12.0% per annum. The proceeds of this loan were used to cover bank cash overdrafts of one of the Company’s subsidiaries approximating $19,400, with the balance covering the personal bank cash overdrafts of a former Company officer. The loan is currently in default.
For the year ended December 31, 2004, the Company did not receive trade receivable proceeds directly. A related party, Udata Net Corp. (“Udata”), was the recipient of all of the Company’s accounts receivable collections. Payments received by the Company from Udata were recorded as a reduction in the receivable balance. Payments for certain general and administrative expenses common to the Company and related parties were made out of both Company and related party bank accounts. The Company recorded the related party portion as a related party receivable. Payments made by related parties on the behalf of the Company were recorded as a related party payable. At December 31, 2004, the Company has a liability due to related parties in the amount of $305,773.
For the year ended December 31, 2004, the Company had due from Lindsey Vinson, a former officer and director of the Company, $175,913. Collection of this amount has been fully reserved by the Company as of December 31, 2004, as uncollectible.
NOTE 17: SUBSEQUENT EVENTS
On February 18, 2005, the Board of Directors of the Company adopted a resolution authorizing a 20-to-1 reverse split in the Company’s $0.001 par value common stock.
On March 9, 2005, the Company entered into an agreement with Digifonica (International) Limited, regarding the purchase of all the outstanding shares of Digifonica by the Company, for the purchase price of 10,000,000 shares of newly issued common stock. The transaction is pending until the Company can satisfy the conditions precedent to the closing as set forth in the agreement. Subsequently, approximately $962,500 has been loaned by the Company to Digifonica.
On March 11, 2005, Company received unrestricted subscription proceeds for the private placement of 7,353,000 shares of its common stock (the “First Shares”). The First Shares were subscribed for by 15 accredited investors for an aggregate subscription price of $81,618. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”) for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. The proceeds were used to satisfy the Company’s obligations to Udata.
On March 30, 2005, Company received unrestricted subscription proceeds for the private placement of 530,000 shares of its common stock (the “Second Shares”). The Second Shares were subscribed for by 11 accredited investors for an aggregate subscription price of $265,000. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”) for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act.
Effective April 1, 2005, the Company entered into a stock purchase agreement with Lindsey Vinson a former officer and director, or assigns, a related party, to purchase all outstanding shares of the Company’s wholly owned subsidiary, Ranging Corp., for $100.
On March 31, 2005 the Company’s books and records were seized under an Internal Revenue Service search warrant. In addition, management believes the Securities and Exchange Commission is investigating Mr. Lindsey Vinson, a related party to the Company. As of the date of this report the books and records have not been released and the Company’s management is unable to determine if this ongoing investigation of Mr. Lindsey Vinson will result in any adverse financial impact on the Company or its subsidiaries.
(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 17: SUBSEQUENT EVENTS (CONTINUED)
On May 11, 2005, Company received unrestricted subscription proceeds for the private placement of 510,000 shares of its common stock (the “Third Shares”). The Third Shares were subscribed for by 2 accredited investors for an aggregate subscription price of $765,000 No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”) for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act.
During 2005, a lawsuit was filed in Bexar County, Texas by AV LLC and its former owner, David Rucinski, for breach of contract. Counsel has advised that the Company can anticipate a mediated settlement in the near future; however, the terms of the mediation are currently unknown.
On June 24, 2005 the Company was de-listed from the NASDAQ over-the-counter bulletin board.
NOTE 18: DISCONTINUED OPERATIONS
On April 1, 2005, the Company sold its ownership interest in Ranging Corp. to Lindsey Vinson and/or assigns, an ex-officer/director of the Company. This subsidiary has been reflected as a discontinued operation at December 31, 2004. The following is a summary of the operations for the period from July 30, 2004 to December 31, 2004:

Revenues	$65,673
Cost of Revenues	(81,173)

Gross Loss	(15,500)
Operating Expense	(233,861)
Asset Impairment	(1,900,000)

Loss from Discontinued Operations	$(2,149,361)

One customer of the on-going operations of Ranging represents approximately 50% of sales revenue and 72% of trade accounts receivable at December 31, 2004.
The net liabilities of the discontinued operations are as follows:

Amount
Assets
Cash	$1,489
Accounts Receivable	12,967
Equipment, net	100,000

Liabilities
Due to Related Parties	(17,218)
Accounts Payable	(89,926)
Accrued Liabilities	(234,646)
Bank Loans Payable	(232,251)

Net Liabilities	$(459,585)

The bank loans are secured by all assets of Ranging and at December 31, 2004, the loans were in default. These loans are also guaranteed by American Visionwear, LLC and David Rucinski, the previous owners of the assets of the discontinued operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Effective June 27, 2005, the Company dismissed Turner Stone & Company, LLP as the Company’s certifying accountants. Turner Stone provided no reports to the Registrant since their engagement on August 5, 2004. The only services provided by Turner Stone was their review of the Company’s interim financial information for the fiscal quarters ended June 30, 2004 and September 30, 2004.
During the Company’s most recent fiscal year ended December 31, 2004, and through June 27, 2005, there were no disagreements with Turner Stone & Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Turner Stone, would have caused Turner Stone to make reference thereto in connection with its reports on the financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
The Corporation engaged Killman, Murrell & Company P.C. on June 17, 2005 as its principal accountant to audit the Corporation’s financial statements for the year ended December 31, 2004.
During the Company’s two most recent fiscal years ended December 31, 2004 and December 31, 2003, respectively, and through June 17, 2005, neither the Company nor any person on the Company’s behalf has consulted with Killman, Murrell & Company, P.C. regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (ii) any matter that was the subject of a disagreement or event described in Items 304(a)(1)(iv) or (v) of Regulation S-K.
ITEM 8A. CONTROLS AND PROCEDURES
(a) The Company has carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 19, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiencies and material weaknesses are due to the limited personnel, limited capital resources, the discontinuance of its operations and the changes in management of the Company.
(b) The Company’s independent registered public accounting firm has not provided an attestation report on management’s assessment of the Company’s internal control over financial reporting of the Company.
(c) There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.
On November 10, 2004 and October 27, 2004, the Company issued an aggregate of 2,600,000 shares of its Common Stock (520,000 after adjustment for stock splits) to one individual and two entities as compensation and consideration in connection with Mycobis transaction. These shares were valued by the Company at $730,000. The Company is currently investigating its options with respect to a return of 2,000,000 (400,000 after adjustment for stock splits) of the shares as a result of the litigation concerning the transaction. However, the 2,000,000 shares (400,000 after adjustment for stock splits) are and will be outstanding unless the final resolution of this matter includes the surrender of these shares.
On October 27, 2004, the Company issued an aggregate of 500,000 shares of its Common Stock (100,000 after adjustment for stock splits) to one entity as compensation for consulting services rendered. These shares were valued by the Company at $125,000.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The directors and officers of the Company, as of December 31, 2004, are set forth below. The directors hold office for their respective term and until there successors are duly elected and qualified. The officers serve at the will of the Board of Directors.
DIRECTORS AND EXECUTIVE OFFICERS
Set forth below is the name, age, years of service and positions of the executive officer and director of the Company as of December 31, 2004.

Name	Age	Position	Years
Clyde R. Parks	56	Director	Since 2003
		President and	Since January 29,
		Chief Financial Officer	2004
The Directors serve until their successors are elected by the stockholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The Director named above will serve until the next annual meeting of the stockholders of the Company in the year 2005. Directors will be elected for one-year terms at each annual stockholder’s meeting.
All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws, however, Lindsey Vinson, a former Director and a former President has filed several petitions for bankruptcy protection during the last five years personally and in connection with businesses he owns or had owned and, upon information and belief, is the subject of ongoing investigations by each of the Internal Revenue Service, Criminal Division, and the Securities and Exchange Commission, Enforcement Division. No charges have been filed against Mr. Vinson, to the knowledge of the Company.
BOARD OF DIRECTORS/EXECUTIVE OFFICERS
CLYDE PARKS — Director, Chief Executive Officer and Chief Financial Officer — age 57. Mr. Parks has primarily practiced law in the Dallas-Fort Worth area for over 30 years and during that time has practiced litigation and bankruptcy. Over the last five years Clyde has become more involved with operating businesses.
FAMILY RELATIONSHIPS
None
CERTAIN LEGAL PROCEEDINGS
No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years, except that Clyde Parks appeared as a defendant in a civil matter in connection with allegations related to fraud, breach of fiduciary duty and conspiracy, among others; this matter was settled with no payments made by Mr. Parks to the plaintiffs and with mutual releases.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.
The Company’s director and officer, Clyde Parks is not in compliance with Section 16(a) of the Exchange Act in that he is not current on filing the required reports on Forms 4 and 5.
AUDIT COMMITTEE FINANCIAL EXPERT; AUDIT COMMITTEE
The Company does not have an Audit Committee Financial Expert due primarily to the fact that the Company currently has only one officer and director and as of April 1, 2005, had no operations. The Company has insufficient financial resources at the present time to engage an Audit Committee Financial Expert and does not have nor maintain an Audit Committee.

CODE OF ETHICS
The Company has not adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or comptroller due primarily to the fact that the Company has only one officer and director, no operations as of April 1, 2005, and insufficient financial resources to prepare a Code of Ethics.
ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table shows for the fiscal years ending December 31, 2004, 2003 and 2002, the compensation awarded or paid by Moliris to its Chief Executive Officer and any of the executive officers of Moliris (The “Named Executive Officers”):
SUMMARY COMPENSATION TABLE

					Long Term Compensation
					Awards		Payouts
						Securities
Name and					Restricted	Underlying	LTIP	All
Principal Position		Annual Compensation		Other Annual	Stock	Options /SARs	Payouts	Other
Compensation	Year	Salary($)	Bonus($)	Compensation($)	Award(s)	(#)	($)	Comp.
Lindsey Vinson	2002	$0	0	0	0	0		0
President (A)	2003	$0	0	0	0	0		0
And Director	2004	$0	0	0	0	0		0
Mike Hazelwood	2002	$98,155	0	0	0	0		0
Vice-President
And Director (B)	2003	$99,804	0	0	0	0		0
	2004	$61,833	0	0	0	0		0

(A)	Mr. Vinson was President from October 28, 2003 through January 29, 2004.

(B)	Mr. Hazelwood was Vice-President for all of 2001 and 2002 and through October 28, 2003. He resigned as a Director on September 21, 2004
No Stock Options or SAR Grants were granted in 2004 and none are outstanding.
EMPLOYMENT AGREEMENTS
We have no employment agreements with any officer or director of the Company or any of its subsidiaries.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of December 31, 2004, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

	Shares Beneficially
Name and Address	Owned Outstanding(1)	Percentage of Shares(2)
Clyde R. Parks	1,424,600(3)	60.0%
CEO, CFO and Chairman
7507 Lavendale Ave.
Dallas, TX 75230
Total ownership by our	1,424,600	60.0%
officers and directors
(one individual(s))

(1)	All shares are held directly with sole voting and investment power except for 24,600 shares held by BAM DS, Inc., a corporation wholly owned by Clyde R. Parks.

(2)	Based on 2,347,000 shares of our Common Stock issued and outstanding as of December 31, 2004 after giving affect to the stock splits.

(3)	On January 29, 2004, Clyde R. Parks, President and Chairman of the Board of the Company, acquired 2,500,000 shares (before the 1-for-20 reverse stock split of the Company’s Common Stock effective on February 28, 2005 and the 4-for-1 stock split November 12, 2004) of the Company’s Common Stock held by Lindsey and Troy Vinson. Additionally, effective on January 29, 2004, Mr. Vinson resigned as President and Director of the Company and Mr. Parks was appointed President.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On February 1, 2003, the sole owner of all of the issued and outstanding stock of HH Corrugated, Inc. (“HH”), considered a predecessor corporation, executed an Agreement of Purchase and Sale with Sterling Equity Corp. (“Sterling”) whereby Sterling would purchase seventy-five percent (75%) of HH for a purchase price of $150,000. The terms included $10,000 payable upon the closing of the transaction contemplated by the agreement and a promissory note in the amount of $140,000, payable $2,500 per month for 12 months. Additionally, Sterling agreed to the assumption of and responsibility for $476,577 of HH’s obligations, the indemnification of the sole owner’s personal guarantee’s under all existing corporation obligations and the forgiveness of a loan to the sole owner, in the amount of $30,388. Accordingly, the $30,388 loan was written off as bad debt at December 31, 2002. Additionally, Sterling provided $88,718 of capital contributions to HH as of December 31, 2003. Both the $476,577 assumption of liabilities and the $88,718 capital contribution were recorded as additional paid in capital in the Statement of Changes in Stockholders’ Deficit as of December 31, 2003.
On November 19, 2004, the Company issued a promissory note to one lender in the principal amount of $27,500 at an interest rate equal to 12.0% per annum. The proceeds of this loan were used to cover bank cash overdrafts of one of the Company’s subsidiaries approximating $19,400, with the balance covering the personal bank cash overdrafts of Lindsey Vinson, a former Company officer and director. The loan is currently in default.

For the year ended December 31, 2004, the Company did not receive trade receivable proceeds directly. A related party, Udata Net Corp. (“Udata”), was the recipient of all of the Company’s accounts receivable collections. Payments received by the Company from Udata were recorded as a reduction in the receivable balance. Payments for certain general and administrative expenses common to the Company and related parties were made out of both Company and related party bank accounts. The Company recorded the related party portion as a related party receivable. Payments made by related parties on the behalf of the Company were recorded as a related party payable. At December 31, 2004, the Company has a liability due to related parties in the amount of $305,773.
For the year ended December 31, 2004, the Company had due from Lindsey Vinson, a former officer and director of the Company, $175,913. Collection of this amount has been fully reserved by the Company as of December 31, 2004, as uncollectable.
ITEM 13. EXHIBITS
(a) The following documents are filed as part of this report:

Exhibit	Title/Location
31.1	Certification by Principal Executive Officer/Attached

31.2	Certification of Principal Financial Officer/ Attached

32	Certifications of Principal Executive and Financial Officer Pursuant to § 906/ Attached
(b) Reports on Form 8-K:
During the period ended December 31, 2004, the Company filed the following reports on Form 8-K:

Date of Event Reported:	Items Reported:

November 12, 2004	8.01 Stock Split
October 25, 2004	2.01, 9.01 Acquisition
September 23, 2004	5.02 Director Resignation
August 1, 2004	2 Acquisition of Assets
August 6, 2004	4 Change in Certifying Accountants
January 29, 2004	1,6 Changes in Control, Resignation of Directors
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Killman, Murrell & Company P.C. is the Company’s principal accountant for the annual audit for fiscal year 2004. Salberg & Company, P.A., was the Company’s principal accountant for the first quarter of 2004 and the annual audit for fiscal year 2003. Turner Stone & Company was the Company’s Principal accountant for the period from August 5, 2004 until May 31, 2005 for the second and third quarters of 2004. Aggregate fees for professional services rendered for the Company by Killman, Murrell & Company P.C., Turner Stone & Company and Salberg & Company, P.A. for such periods and fiscal years were as follows:

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2003
Audit Fees	$32,000 (1)	$25,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

(1)	Estimated
Audit Fees were for professional services rendered for the audit of the Company’s annual financial statements, and the review of quarterly financial statements, audit related fees are for the preparation of statutory and regulatory filings, and the issuance of comfort letters and consents.
The Board of Directors follows policies and procedures for the pre-approval of the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. All annual recurring audit fees require specific approval by the Board of Directors prior to the work commencing.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Moliris Corp. in the capacities and on the dates indicated.

DATE
NAME AND SIGNATURE	TITLE	August 16, 2005
Principal Executive Officer,
/s/ Clyde R. Parks	Principal Financial Officer
Clyde R. Parks