Form 10QSB
period 2005-03-31
MOLIRIS CORP
filed 2005-09-02
CIK 1211229

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
Commission File # 0-33473
MOLIRIS CORP.
(Exact name of small business issuer as specified in its charter)
FLORIDA
(State or other jurisdiction of incorporation or organization)
06-1655695
(IRS Employer Identification Number)
8500 STEMMONS FREEWAY, SUITE 5050
DALLAS, TEXAS 75247
(Address of principal executive offices)(Zip Code)
(214) 357-5100
(Registrant’s telephone no., including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
The number of shares outstanding of the Company’s common stock on August 25, 2005: 2,347,000. The number of shares outstanding of the Company’s Class “B” common stock outstanding on August 25, 2005: 0

MOLIRIS CORP.
FORM 10-QSB

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Filed herewith are our following financial statements:

MOLIRIS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	$448,188	$454,080
Notes payable in default	233,655	233,655
Guarantee of bank note payable in default	138,451	138,451
Accrued expenses	2,186,291	2,155,530
Due to related parties	222,305	305,773
Net liabilities of discontinued operations	494,368	459,585

Total current liabilities	3,723,258	3,747,074

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized:
9,700,000 issued and outstanding at March 31, 2005 and 2,347,000 issued and outstanding at December 31, 2004	9,700	2,347

Class “B” common stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—	—

Additional paid in capital	1,478,817	1,404,552

Accumulated deficit	(5,211,775)	(5,153,973)

TOTAL STOCKHOLDERS’ DEFICIT	(3,723,258)	(3,747,074)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of the financial statements.

MOLIRIS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Consolidated)

REVENUES	$—	$332,340
COST OF SALES	—	280,708

GROSS PROFIT	—	51,632

OPERATING EXPENSES:
Salaries, wages and commissions	1,969	68,313
Selling, general and administrative	10,614	77,321
Rent	—	30,810
Depreciation	—	10,021

TOTAL OPERATING EXPENSES	12,583	186,465

LOSS BEFORE OTHER INCOME (EXPENSE)	(12,583)	(134,833)

OTHER INCOME (EXPENSE):
Interest expense	(14,161)	(3,306)
Other income (expense) — net	—	1,636

TOTAL OTHER INCOME (EXPENSE)	(14,161)	(1,670)

LOSS FROM CONTINUING OPERATIONS	(26,744)	(136,503)

DISCONTINUED OPERATIONS
Operating loss from Discontinued Operations	(31,058)	—

NET LOSS	$(57,802)	$(136,503)

NET LOSS PER SHARE — BASIC AND DILUTED
Continuing Operations	$(0.01)	$(0.08)
Discontinued Operations	0.00	—

	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES — BASIC AND DILUTED	4,185,650	1,627,000

The accompanying notes are an integral part of the financial statements.

MOLIRIS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2005

			Class B
	Common Stock		Common Stock		Additional		Total
	Shares		Shares		Paid In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2004	2,347,000	$2,347	—	$—	$1,404,552	$(5,153,973)	$(3,747,074)

Shares issued for cash	7,353,000	7,353	—	—	74,265	—	81,618

Net loss, three months ended March 31,2005	—	—	—	—	—	(57,802)	(57,802)

BALANCE AT MARCH 31, 2005	9,700,000	$9,700	—	$—	$1,478,817	$(5,211,775)	$(3,723,258)

The accompanying notes are an integral part of the financial statements.

MOLIRIS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,802)	$(136,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	10,021
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	(62,264)
Decrease (increase) in inventory and other current assets	—	(50,099)
(Decrease) increase in accounts payable	(5,892)	170,586
(Decrease) increase in accrued expenses and bank overdrafts	30,761	61,436
(Decrease) increase in due to related party	(83,468)	12,284

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(116,401)	5,461

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	34,783	—

NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(81,618)	5,461

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(36,441)

NET CASH USED IN INVESTING ACTIVITIES	—	(36,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	81,618	—
Capital contribution by majority owner	—	1,000
Principal repayment on short-term borrowings	—	(3,279)
Proceeds from long-term borrowings	—	34,041
Principal repayment on long-term borrowings	—	(4,739)
Repayments from factor financing, net	—	(1,347)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	81,618	25,676

NET INCREASE (DECREASE) IN CASH	$—	$(5,304)
CASH AT BEGINNING OF PERIOD	—	6,415

CASH AT END OF PERIOD	$—	$1,111

CASH INTEREST PAID	$661	$3,311

The accompanying notes are an integral part of the financial statements.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Moliris Corp., (“the Company”) was originally incorporated in the State of Florida on June 20, 2000 as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003 and the assumed name of Advantage Packaging was obtained. On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of the Company (the “recapitalization”). The majority owner of HH, Sterling Equity Corp. (“Sterling”), was owned equally by the Company’s current sole director, Chief Executive Officer and Chief Financial Officer, Clyde Parks and Lindsey Vinson, former President and Director of the Company. The operations of HH for the three months ended March 31, 2004, are reflected in the statement of operations.
Consolidated entities include Moliris Packaging Corp. (“Packaging”) organized in the State of Texas on July 2, 2004, Ranging Corp. (“Ranging”) organized in the State of Texas on July 2, 2004, and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004. All three entities are wholly owned subsidiaries.
The financial statements for the three month period ended March 31, 2004 are not consolidated as the Company had no subsidiaries until the third quarter of 2004. All of the operations of the Company were conducted by the Company directly during the first two quarters of 2004 and the Company was doing business as Advantage Packaging.
Principles of Consolidation
The consolidated financial statements for 2005 include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The Company has elected to prepare its consolidated financial statements in accordance with generally accepted accounting principles (United States) with December 31, as its year end. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative if the results that may be expected for the year ended December 31, 2005.
Nature of Business
The Company has historically been a manufacturing company specializing in custom corrugated containers. The Company ceased those operations during the third quarter of 2004. In July 2004, Moliris acquired certain assets and assumed certain liabilities of American Visionwear, LLC, creating the subsidiary Ranging. Ranging manufactures and distributes optical scopes and range finders. Effective April 1, 2005, the Company entered into a stock purchase agreement with Lindsey Vinson and/or his assigns, a related party, a former officer and director of the Company, whereby Lindsey Vinson purchased the outstanding shares of Ranging for $100. As such, Ranging’s operations for the three months ended March 31, 2005, are included as discontinued operations in the consolidated financial statements for the first quarter ended March 31, 2005, due to issues related to the final resolution of liabilities related to those operations and the transfer thereof to Lindsey Vinson.
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
MARCH 31, 2005
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
No allowance for uncollectible accounts receivable was recorded for Ranging accounts receivable at March 31, 2005.
Inventories
Inventories were historically stated at the lower of cost or market on a first-in/first-out basis. As of March 31, 2005, there were no inventories.
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
Fair Value of Financial Instruments
The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of note payable approximate book value at March 31, 2005.

(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Loss per Common Share
Basic (loss) per share is computed using the weighted average number of common shares outstanding during the respective periods. There were no common stock equivalents or other items to adjust the numerator or denominator of the computations.
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
The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company has adopted SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through March 31, 2005, the Company had no stock-based compensation awards.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
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
NOTE 3: SALE OF RECEIVABLES WITH RECOURSE
The Company utilized a receivables securitization program with a factoring company to provide a cost-effective source of working capital and short-term financing. Under the program, the Company sold, with recourse, certain of its accounts receivable to a third party factoring company. The Company has adopted the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB statement No. 125,” which was effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral. According to the criteria of SFAS No. 140, the receivables securitization transactions for the Company have been accounted for as a liability and, as a result, the related receivables sold and a corresponding liability named “Due to Factor” are included in the accompanying balance sheet until payment is received from the customer. The liability is secured by the sold accounts receivable, intangibles, inventory and proceeds. Under the details of the agreement, the finance company funds 80% of the receivables securitized to the Company less fees and expenses. The remaining twenty percent (20%) is retained and remitted to the Company when payment is received from the customer.
The Company has received proceeds form the sale of trade receivables totaling $96,725 for the threes month ended March 31, 2004. For the three months ended March 31, 2004 the related fees and discounting expense of $3,307 was included in “selling, general and administrative” in the accompanying Statements of Operations. During the three months ended March 31, 2005, the Company did not factor any receivables.
NOTE 4: EQUIPMENT
The Company had no equipment at March 31, 2005.
Depreciation expense was $10,021 for the three months ended March 31, 2004. There was no depreciation expense for the three months ended March 31, 2005. All equipment was surrendered to lenders upon loan defaults or was ceded to the Company’s landlord due to non-payment of building rent.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 5: NOTES PAYABLE IN DEFAULT
The notes payable at March 31, 2005 consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of March 31, 2005.	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of March 31, 2005.	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due July 1, 2005 in default as of March 31, 2005.	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of March 31, 2005.	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of March 31, 2005.	5,000

Total	$233,655

On October 28, 2003, as a component of the recapitalization, the Company recorded an $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $4,500 was paid on the note resulting in a balance of $178,500 at December 31, 2004. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008. The note is currently in default.
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

(continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 5: NOTES PAYABLE IN DEFAULT (CONTINUED)
On October 1, 2004, the Company issued a promissory note to one vendor in the principal amount of $18,013 at an interest rate equal to 4% per annum, payable monthly. The proceeds of this loan were used to satisfy the outstanding account balance of the vendor. Monthly payments of principal and interest in the amount of $1,834.35 were required with a maturity date of July 1, 2005. This note is currently in default.
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
NOTE 6: NOTE GUARANTEE
On May 29, 2003, the Company’s bank line of credit, of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of HH. As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” applies and has recorded the guarantee as a liability. At March 31, 2005, the Company is obligated under the guarantee in the amount of $138,451. At March 31, 2005 the note is in default.
NOTE 7: ACCRUED EXPENSES
The accrued expenses are comprised of the following at March 31, 2005:

Accrued Lease Liability	$159,727
Accrued Payroll and Taxes	141,531
Lawsuit Settlement(s)	116,000
Credit Card Liability	54,015
Sales Tax Payable	5,648
Liability from Acquisition-Ranging Corp.	1,692,000
Subscription overpayment	3,348
Bank overdraft	522
Accrued Interest	13,500

$2,186,291

NOTE 8: LEASE COMMITMENTS
Until late 2004, the Company occupied leased warehouse space in the Dallas/Fort Worth, Texas area. At December 31, 2004, the Company was in default on the lease due to non-payment of the required monthly rents; therefore at December 31, 2004, the Company recognized an additional liability and corresponding expense in the amount of $130,701, which represents all future monthly minimum rental payments under this lease.
Through July 2005, the Company occupied leased office space in Fort Worth, Texas. The Company is jointly and severally liable, along with Lindsey Vinson and Sterling, for all remaining lease obligations on the office space.
Ranging occupies space subleased from an affiliate of Clyde Parks, the Director, the CEO and CFO of the Company. The term of the lease is month-to-month.

(continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 8: LEASE COMMITMENTS (CONTINUED)
Rental expense charged to continuing operations under operating leases for the three months ended March 31, 2004 was $30,810. There was no rental expense incurred by the Company for the three months ended March 31, 2005.
NOTE 9: COMMITMENTS, CONTINGENCIES & LITIGATION
From time to time the Company becomes the subject of proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
In 2004, Michael Hazelwood, prior owner of HH Corrugated, Inc., filed a cross claim against the Company on an indemnification claim pending in the Dallas County Court at Law. In 2005, a lawsuit was filed against the Company in Bexar County, Texas by American Visionwear, LLC and its former owner, David Rucinski, for breach of contract.
Arrow Trade Publishing filed a suit in small claims court of Dallas County, Texas for breach of contract.
Management cannot predict the ultimate outcome of the lawsuits, but does not believe the outcome will have a material adverse effect on the Company’s financial condition.
Sterling assumed $476,577 of HH’s liabilities, as a part of the recapitalization, and that amount was recorded as contributed capital. If payment issues should arise in relation to the liabilities assumed by Sterling, the Company may have a potential obligation for the repayment.
The Company has entered into an agreement with Digifonica (International) Limited (“Digifonica”), regarding the purchase of all the outstanding shares of Digifonica by the Company, for the purchase price of 10,000,000 shares of newly issued common stock. The transaction is pending until the Company can satisfy the conditions precedent to the closing as set forth in the agreement. Subsequently, the Company has loaned approximately $962,550 to Digifonica.
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
NOTE 10: RELATED PARTY TRANSACTIONS
Payments for certain general and administrative expenses common to the Company and related parties were made out of both Company and related party bank accounts. The Company recorded the related party portion as a related party receivable. Payments made by related parties on the behalf of the Company were recorded as a related party payable. At March 31, 2005, the Company has a liability due to related parties in the amount of $222,305.
For the three months ended March 31, 2005 the Company advanced $12,416 to Lindsey Vinson, a former officer and director of the Company. At March 31, 2005 the Company had due from Lindsey Vinson $188,329. Collection of this amount has been fully reserved by the Company as of March 31, 2005 as uncollectible.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 11: DISCONTINUED OPERATIONS
As of April 1, 2005, the Company sold its ownership interest in Ranging Corp. to Lindsey Vinson and/or assigns, a former officer and director of the Company. This subsidiary has been reflected as a discontinued operation at March 31, 2005. The following is a summary of the operations for the three month period ended March 31, 2005:

Revenues	$16,573
Cost of Revenues	(4,619)

Gross Profit	11,954

Operating Expense	(43,012)

Loss from Discontinued Operations	$(31,058)

     The net liabilities of the discontinued operations at March 31, 2005, are as follows:

Amount
Assets
Cash	$316
Accounts Receivable	7,879
Equipment, net	95,000

Liabilities
Due to Related Parties	(17,418)
Accounts Payable	(89,926)
Accrued Liabilities	(257,968)
Bank Loans Payable	(232,251)

Net Liabilities	$(494,368)

The bank loans are secured by all assets of Ranging and at March 31, 2005, the loans were in default. These loans are also guaranteed by American Visionwear, LLC and David Rucinski, the previous owners of the assets of the discontinued operations. The operations of Ranging are included as discontinued operations in the financial statements for the quarter ended March 31, 2005, due to issues related to the final resolution of liabilities related to the operations and the transfer thereof to Lindsey Vinson.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included with our annual report on Form 10-KSB for the year ended December 31, 2004.
Some of the statements under “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in the Company’s periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2004.
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.
The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company’s business, that the Company’s President will remain employed as such by the Company, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control.
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
OVERVIEW OF COMPANY
Since its inception, the Company has suffered recurring losses from operations. During the three months ended March 31, 2005, the Company reported total stockholders’ deficit $3,723,258 and an accumulated deficit of $5,211,775.
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
Effective April 1, 2005, the Company entered into a stock purchase agreement with Lindsey Vinson, a related party, and a former officer and director to purchase all outstanding shares of the Company’s wholly owned subsidiary, Ranging Corp., for $100.
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

On March 9, 2005, the Company entered into an agreement with Digifonica (International) Limited (“Digifonica”), regarding the purchase of all the outstanding shares of Digifonica by the Company, for the purchase price of 10,000,000 shares of newly issued common stock. The transaction is pending until the Company can satisfy the conditions precedent to the closing as set forth in the agreement. Subsequently, $962,550 has been loaned by the Company to Digifonica. These funds were obtained from subscription proceeds received by the Company. See, “Unregistered Sales of Equity Securities and Use of Proceeds” below.
During 2005, a lawsuit was filed in Bexar County, Texas by American Visionwear, LLC and its former owner, David Rucinski, for breach of contract. Counsel has advised that the Company can anticipate a mediated settlement in the near future; however, the terms and timing of the mediation are currently unknown.
On February 18, 2005, the Board of Directors of the Company adopted a resolution authorizing a 20-to-1 reverse split in the Company’s $0.001 par value common stock.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN
The independent registered public accounting firms’ reports to our financial statements for the year ended December 31, 2004 and December 31, 2003, include an emphasis paragraph in addition to their audit opinion stating that our recurring losses from operations, cash flows used in operations, working capital deficit and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
GUARANTEE OF NOTE PAYABLE
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”) whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares (800,000 shares after adjustment for stock splits) of Moliris. Moliris also agreed to the guarantee of all of HH’s obligations including a $150,000 bank line of credit, which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45. Subsequently, the Company has paid $2,024 in principal payments resulting in a balance of $138,451 at March 31, 2005.
The Company has not made required monthly payments under the bank promissory note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of this Report, the lender has not proceeded with any actions available including foreclosure of a security interest in equipment owned by the Company.

RESULTS OF OPERATIONS
FINANCIAL ANALYSIS OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
Due to (i) the foreclosure of the liens on its operating assets, the loss of its operating facility in the Fall of 2004, giving rise to the cessation of the packaging operations, and (ii) the sale of the stock of Ranging, effective April 1, 2005, making the Ranging operations discontinued in the financial statements for the quarter ended March 31, 2005 that are part of this Report, a comparison of the results of operations of the quarters ended March 31, 2005 and 2004 may be misleading with respect to future operations of the Company.
Revenue:
The Company had no revenues from the packaging operations for the quarter ended March 31, 2005, as compared to revenues of $332,340. This lack of revenue was due to the cessation of the packaging business in the Fall of 2004. Revenues are not anticipated in the near future unless the Company completes an acquisition.
Cost of Sales:
The Company had no sales in the quarter ended March 31, 2005, as a result of a lack of continuing operations, compared to cost of sales in the quarter ended March 31, 2004, of $280,708 resulting a gross profit of $51,632.
Operating Expenses:
The decrease in operating expenses of $173,882 to $12,583 in the first quarter of 2005, from $186,465 in the first quarter of 2004, is primarily the result of the discontinuance of operations resulting in significant reductions in administration, wages, salaries and rent.
Other Expense:
Other expense for the first quarter of 2005 was $14,161, as compared to other expense of $1,670 in the first quarter of 2004. This increase was attributable primarily to an increase in interest expense for the first quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
There were no cash and cash equivalents at March 31, 2005, as compared to $1,111 at March 31, 2004. The Company has an accumulated deficit of $5,211,775 and a total stockholders’ deficit of $3,723,258 at March 31, 2005, as compared to an accumulated deficit of $1,009,458 and a total stockholders deficit of $608,059 at March 31, 2004.

These deficits are due primarily to the fact that the Company has continued to experience a net loss from operations.
Operating Activities: Cash used by operating activities was $81,618, which includes net cash provided by discontinued operations of $34,783, for the first quarter of 2005 while cash provided by operating activities was $5,461 for the first quarter of 2004. The decrease in cash provided by continuing operations resulted primarily from the reduction in related party obligations.
Investing Activities: The Company had no cash flows from investing activities for the quarter ended March 31, 2005, as compared to the first quarter ended March 31 2004, in which the Company had $36,441 used in investing activities.
Financing activities: The Company had $81,618 in cash provided by financing activities for the quarter ended March 31, 2005 and $25,676 in cash provided by financing activities for the quarter ended March 31, 2004.
Our principal uses of cash for the first quarter of 2005 have been for the reduction of related party obligations and we have funded our operations during the first quarters of 2005 and 2004 primarily by incurring indebtedness, the sale of our accounts receivable and the issuance of Common Stock.
SHORT-TERM DEBT
Our short-term debt at March 31, 2005, consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of March 31, 2005	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of March 31, 2005	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due July 1, 2005 in default as of March 31, 2005	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of March 31, 2005	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of March 31, 2005	5,000

Total	$233,655

LONG-TERM DEBT
We have no debt classified as long-term debt at March 31, 2005.

LIQUIDITY
The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow to meet our current cash requirements, working capital and debt service requirements. Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets, the prospects for our business and the consummation of an acquisition. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.
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
ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
(a) The Company has carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 17, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiencies and material weaknesses are due to the limited personnel, limited capital resources, the discontinuance of its operations and the changes in management of the Company.
(b) The Company’s registered public accounting firm has not provided an attestation report on management’s assessment of the Company’s internal control over financial reporting of the Company.
(c) There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31,2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In 2005, a lawsuit was filed in Bexar County, Texas by American Visionwear, LLC and its former owner, for breach of contract. Counsel has advised that the Company can anticipate a mediation to take place in the near future, at which time an assessment of the Company’s exposure, if any, may be made.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following sets forth unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the quarter ended March 31, 2005:
On March 11, 2005, Company received unrestricted subscription proceeds for the private placement of 7,353,000 shares of its common stock (the “First Shares”). The First Shares were subscribed for by 15 accredited investors for an aggregate subscription price of $81,618. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”) for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. Certificates for the First Shares were not issued as of March 31, 2005, but were issued on September 1, 2005, as of April 15, 2005. The proceeds were used to satisfy the Company’s obligations to Udata, a related party.

On March 30, 2005, Company received unrestricted subscription proceeds for the private placement of 530,000 shares of its common stock (the “Second Shares”). The Second Shares were subscribed for by 11 accredited investors for an aggregate subscription price of $265,000. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Act for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. The Second Shares were not issued as of March 31, 2005, but were issued on September 2, 2005, as of April 17, 2005. The proceeds were loaned to Digifonica pursuant to promissory notes.
On May 11, 2005, Company received unrestricted subscription proceeds for the private placement of 510,000 shares of its common stock (the “Third Shares”). The Third Shares were subscribed for by two accredited investors for an aggregate subscription price of $765,000. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Act for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. The Third Shares were issued on September 2, 2005, as of May 11, 2005. The proceeds were loaned to Digifonica pursuant to a promissory note.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
On October 28, 2003, as a component of the recapitalization, the Company recorded an $183,000 promissory note, net of $17,000 in payments previously made to the former sole owner of HH. Subsequently, an additional $4,500 was paid on the note resulting in a balance of $178,500 at December 31, 2004. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008. The note is currently in default.
On December 12, 2001, the Company issued a promissory note to one lender in the principal amount of $32,265 at an interest rate equal to 5.9% per annum. The proceeds of this loan were used for the purchase of a Company vehicle. Monthly payments of principal and interest in the amount of $624 were required with a maturity of December 12, 2006. This note is secured by a first priority security interest in the vehicle. Subsequently, the vehicle was repossessed by the lender. The collateral was not sufficient to repay the loan in full; therefore the difference between the market value of the vehicle and the remaining amount due represents the deficiency.

On October 1, 2004, the Company issued a promissory note to one vendor in the principal amount of $18,013 at an interest rate equal to 4% per annum, payable monthly. The proceeds of this loan were used to satisfy the outstanding account balance of the vendor. Monthly payments of principal and interest in the amount of $1,834.35 were required with a maturity date of July 1, 2005. This note is currently in default.
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
On May 29, 2003, the Company’s bank line of credit, of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of HH. As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” applies and has recorded the guarantee as a liability. At March 31, 2005, the Company is obligated under the guarantee in the amount of $138,451. At March 31, 2005 the note is in default.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None
ITEM 5. OTHER INFORMATION
On June 24, 2005, the Company was de-listed from the NASDAQ over-the-counter bulletin board.
Effective April 1, 2005, the Company entered into a stock purchase agreement with Lindsey Vinson, a related party, and a former officer and director to purchase all outstanding shares of the Company’s wholly owned subsidiary, Ranging Corp., for $100.
On March 9, 2005, the Company entered into an agreement with Digifonica (International) Limited (“Digifonica”), regarding the purchase of all the outstanding shares of Digifonica by the Company, for the purchase price of 10,000,000 shares of newly issued common stock. The transaction is pending until the Company can satisfy the conditions precedent to the closing as set forth in the agreement. Subsequently, $962,550 has been loaned by the Company to Digifonica. These funds were obtained from the subscription proceeds received by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit	Description
31.1	Certification by Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certifications of Principal Executive and Financial Officer Pursuant to 906
(b)	Reports on Form 8-K.
During the quarterly period ended March 31, 2005, the Company filed the following reports on Form 8-K:

Date of Event Reported	Items Reported
February 18, 2005	8.01, Stock split
March 11, 2005	3.02, Sale of unregistered securities
March 11, 2005	3.02, Sale of unregistered securities, amendment

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Moliris Corp, in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ Clyde R. Parks Clyde R. Parks	Principal Executive Officer, Principal Financial Officer, Sole Director	September 1, 2005