Form 10QSB
period 2005-06-30
MOLIRIS CORP
filed 2005-09-02
CIK 1211229

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

================================================================================

MOLIRIS CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,293	$—
Interest receivable	8,826	—
Notes receivable	962,550	—
Prepaid expenses	5,182	—

Total current assets	994,851	—

TOTAL ASSETS	$994,851	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	$433,568	$454,080
Notes payable in default	233,655	233,655
Guarantee of bank note payable in default	138,451	138,451
Accrued expenses	2,324,113	2,155,530
Due to Related Parties	222,477	305,773
Net liabilities of discontinued operations	501,242	459,585

Total current liabilities	3,853,506	3,747,074

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized:
10,740,000 issued and outstanding at June 30, 2005 and 2,347,000 issued and outstanding at December 31, 2004	10,740	2,347

Class “B” common stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—	—

Additional paid in capital	2,507,777	1,404,552

Accumulated deficit	(5,377,172)	(5,153,973)

TOTAL STOCKHOLDERS’ DEFICIT	(2,858,655)	(3,747,074)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$994,851	$—

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Consolidated)		(Consolidated)

REVENUES	$—	$303,202	$—	$637,178
COST OF SALES	—	107,526	—	388,234

GROSS PROFIT	—	195,676	—	248,944

OPERATING EXPENSES:
Salaries, wages and commissions	—	250,987	1,969	319,300
Selling, general and administrative	51,107	122,843	61,721	200,164
Rent	102,665	43,943	102,665	74,753
Depreciation	—	9,045	—	19,066

TOTAL OPERATING EXPENSES	153,772	426,818	166,355	613,283

LOSS BEFORE OTHER INCOME (EXPENSE)	(153,772)	(231,142)	(166,355)	(364,339)

OTHER INCOME (EXPENSE):
Interest expense	(13,250)	(3,832)	(27,411)	(7,138)
Interest income	8,500	—	8,500	—

TOTAL OTHER INCOME (EXPENSE)	(4,750)	(3,832)	(18,911)	(7,138)

LOSS FROM CONTINUING OPERATIONS	(158,522)	(234,974)	(185,266)	(371,477)

DISCONTINUED OPERATIONS
Operating loss from discontinued operations	(6,875)		(37,933)

NET LOSS	$(165,397)	$(234,974)	$(223,199)	$(371,477)

NET LOSS PER SHARE — BASIC AND DILUTED
Continuing Operations	$(0.02)	$(0.14)	$(0.02)	$(0.23)
Discontinued Operations	0.00	—	(0.01)	—

	$(0.02)	$(0.14)	$(0.03)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES — BASIC AND DILUTED	10,352,900	1,627,000	6,921,970	1,627,000

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2005

			Class B
	Common Stock		Common Stock		Additional		Total
	Shares		Shares		Paid In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2004	2,347,000	$2,347	—	$—	$1,404,552	$(5,153,973)	$(3,747,074)

Shares issued for cash	8,393,000	8,393	—	—	1,103,225	—	1,111,618

Net loss, six months ending June 30, 2005	—	—			—	(223,199)	(223,199)

BALANCE AT JUNE 30, 2005	10,740,000	$10,740	—	$—	$2,507,777	$(5,377,172)	$(2,858,655)

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2005	2004
	(Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,199)	$(371,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	19,066
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(8,826)	(13,162)
Decrease (increase) in notes receivable	(962,550)
Decrease (increase) in inventory	—	884
Decrease (increase) in prepaids & other current assets	(5,182)	(123,742)
(Decrease) increase in bank overdrafts		19,923
(Decrease) increase in accounts payable	(20,512)	274,486
(Decrease) increase in accrued expenses	168,583	63,289
(Decrease) increase in due to related party	(83,296)	142,853

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(1,134,982)	12,120

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	41,657	—

NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES	(1,093,325)	12,120

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(36,441)

NET CASH USED IN INVESTING ACTIVITIES	—	(36,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, for cash	1,111,618	—
Capital contribution by majority owner	—	1,000
Principal repayment on short-term borrowings	—	(4,783)
Proceeds from long-term borrowings	—	34,041
Principal repayment on long-term borrowings	—	(10,739)
Repayments from factor financing, net	—	(1,613)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,111,618	17,906

NET INCREASE (DECREASE) IN CASH	$18,293	$(6,415)
CASH AT BEGINNING OF PERIOD	—	6,415
CASH AT END OF PERIOD	$18,293	$—

CASH INTEREST PAID	$661	$—

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
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
The financial statements for the six month period ended June 30, 2004 are not consolidated as the Company had no subsidiaries until the third quarter of 2004. All of the operations of the Company were conducted by the Company directly during the first two quarters of 2004 and the Company was doing business as Advantage Packaging.
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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
Nature of Business
The Company has historically been a manufacturing company specializing in custom corrugated containers. The Company ceased those operations during the third quarter of 2004. In July 2004, Moliris acquired certain assets and assumed certain liabilities of American Visionwear, LLC, creating the subsidiary Ranging. Ranging manufactures and distributes optical scopes and range finders. Effective April 1, 2005, the Company entered into a stock purchase agreement with Lindsey Vinson and/or his assigns, a related party, a former officer and director of the Company, whereby Lindsey Vinson purchased the outstanding shares of Ranging for $100. As such, Ranging’s operations are included as discontinued operations in the financial statements for the second quarter ended June 30, 2005, due to issues related to the final resolution of liabilities related to these operations and the transfer thereof to Lindsey Vinson.
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
JUNE 30, 2005
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
There were no accounts receivable from customers at June 30, 2005.
Notes and Interest Receivables
Notes receivable are recorded at net realizable value and interest income is accrued based on the terms of the specific notes. The portion of the note due within the next twelve months is classified as current assets.
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
Fair Value of Financial Instruments
The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of note payable approximate book value at June 30, 2005.

(Continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
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
The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company has adopted SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through June 30, 2005, the Company had no stock-based compensation awards.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
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
NOTE 3: SALE OF RECEIVABLES WITH RECOURSE
The Company utilized a receivables securitization program with a factoring company to provide a cost-effective source of working capital and short-term financing. Under the program, the Company sold, with recourse, certain of its accounts receivable to a third party factoring company. The Company has adopted the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB statement No. 125,” which was effective for transfers and servicing of financial assets and extinguishments of liabilities after June 30, 2001. SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral. According to the criteria of SFAS No. 140, the receivables securitization transactions for the Company have been accounted for as a liability and, as a result, the related receivables sold and a corresponding liability named “Due to Factor” are included in the accompanying balance sheet until payment is received from the customer. The liability is secured by the sold accounts receivable, intangibles, inventory and proceeds. Under the details of the agreement, the finance company funds 80% of the receivables securitized to the Company less fees and expenses. The remaining twenty percent (20%) is retained and remitted to the Company when payment is received from the customer.
The Company has received proceeds form the sale of trade receivables totaling $96,725 for the threes month ended June 30, 2004. For the three months ended June 30, 2004 the related fees and discounting expense of $3,307 was included in “selling, general and administrative” in the accompanying Statements of Operations. During the six months ended June 30, 2005, the Company did not factor any receivables.
NOTE 4: NOTES RECEIVABLE
As of June 30, 2005, the Company had the following notes receivable:
Promissory Note, dated April 8, 2005, by Digifonica, as maker, and the Company, as payee, in the original principal amount of $46,000, bearing interest at the highest published prime rate in the money section of the Wall Street Journal (the “Prime Rate”), plus 50 basis points, adjusted daily, but never below 6% per annum, with principal and accrued interest due in full on April 8, 2006.
Promissory Note, dated April 12, 2005, by Digifonica, as maker, and the Company, as payee, in the original principal amount of $184,000, bearing interest at the Prime Rate, plus 50 basis points, adjusted daily, but never below 6% per annum, with principal and accrued interest due in full on April 12, 2006.
Promissory Note, dated May 16, 2005, by Digifonica, as maker, and the Company, as payee, in the original principal amount of $262,500, bearing interest at the Prime Rate, plus 50 basis points, adjusted daily, but never below 6% per annum, with principal and accrued interest due in full on May 16, 2006.
Promissory Note, dated May 31, 2005, by Digifonica, as maker, and the Company, as payee, in the original principal amount of $470,000, bearing interest at the Prime Rate, plus 50 basis points, adjusted daily, but never below 6% per annum, with principal and accrued interest due in full on May 31, 2006.
NOTE 5: EQUIPMENT
The Company had no equipment at June 30, 2005.
Depreciation expense was $19,066 for the six months ended June 30, 2004. There was no depreciation expense for the six months ended June 30, 2005. All equipment was surrendered to lenders upon loan defaults or was ceded to the Company’s landlord due to non-payment of building rent.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 6: NOTES PAYABLE IN DEFAULT
The notes payable at June 30, 2005 consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of June 30, 2005.	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of June 30, 2005.	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due July 1, 2005 in default as of June 30, 2005.	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of June 30, 2005.	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of June 30, 2005.	5,000

Total	$233,655

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

(continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 6: NOTES PAYABLE IN DEFAULT (CONTINUED)
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
NOTE 7: NOTE GUARANTEE
On May 29, 2003, the Company’s bank line of credit, of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of HH. As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” applies and has recorded the guarantee as a liability. At June 30, 2005, the Company is obligated under the guarantee in the amount of $138,451. At June 30, 2005 the note is in default.
NOTE 8: ACCRUED EXPENSES
The accrued liabilities are comprised of the following at June 30, 2005:

Accrued Lease Liability	$279,311
Accrued Payroll and Taxes	141,531
Lawsuit Settlement(s)	116,000
Credit Card Liability	54,015
Sales Tax Payable	5,648
Liability from Acquisition-Ranging	1,692,000

Accrued professional fees	8,227
Accrued interest expense	26,750
Bank overdraft	631

$2,324,113

NOTE 9: LEASE COMMITMENTS
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
Through July 2005, the Company occupied leased office space in Fort Worth, Texas. The Company is jointly and severally liable, along with Lindsey Vinson and Sterling, for all remaining lease obligations on the office space. The Company has vacated these premises and has recorded the remaining minimum monthly rental payment of $102,665 as an accrual expense without regard to its right of contribution from the other parties who are jointly and severally liable for the rent.
Ranging occupies space subleased from an affiliate of Clyde Parks, the Director, the CEO and CFO of the Company. The term of the lease is month-to-month.

(continued)

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 9: LEASE COMMITMENTS (CONTINUED)
Rental expense charged to continuing operations under operating leases for the six months ended June 30, 2005 and 2004 was $102,665 and $74,753, respectively.
NOTE 10: COMMITMENTS, CONTINGENCIES & LITIGATION
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
NOTE 11: RELATED PARTY TRANSACTIONS
Payments for certain general and administrative expenses common to the Company and related parties were made out of both Company and related party bank accounts. The Company recorded the related party portion as a related party receivable. Payments made by related parties on the behalf of the Company were recorded as a related party payable. At June 30, 2005, the Company has a liability due to related parties in the amount of $228,424.
For the six months ended June 30, 2005 the Company advanced $12,416 to Lindsey Vinson, a former officer and director of the Company. At June 30, 2005 the Company had due from Lindsey Vinson $167,730. Collection of this amount has been fully reserved by the Company as of June 30, 2005 as uncollectible.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 12: DISCONTINUED OPERATIONS
As of April 1, 2005, the Company sold its ownership interest in Ranging Corp. to Lindsey Vinson and/or assigns, a former officer and director of the Company. This subsidiary has been reflected as a discontinued operation at June 30, 2005. The following is a summary of the operations for the six month period ended June 30, 2005:

Revenues	$36,652
Cost of Revenues	(8,749)
Gross Profit	27,903

Operating Expense	(65,836)

Loss from Discontinued Operations	$(37,933)

     The net liabilities of the discontinued operations at March 31, 2005, are as follows:

Amount
Assets
Cash	$8,055
Accounts Receivable	6,882
Equipment, net	90,000

Liabilities
Due to Related Parties	(18,668)
Accounts Payable	(89,926)
Accrued Liabilities	(265,334)
Bank Loans Payable	(232,251)

Net Liabilities	$(501,242)

The bank loans are secured by all assets of Ranging and at June 30, 2005, the loans were in default. These loans are also guaranteed by American Visionwear, LLC and David Rucinski, the previous owners of the assets of the discontinued operations. The operations of Ranging are included as discontinued operations in the financial statements for the second quarter ended June 30, 2005, due to issues related to the final resolution of liabilities related to the operations and the transfer thereof to Lindsey Vinson.

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
OVERVIEW OF COMPANY
Since its inception, the Company has suffered recurring losses from operations. During the six months ended June 30, 2005, the Company reported total stockholders’ deficit $2,858,655 and an accumulated deficit of $5,377,172.
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
Effective April 1, 2005, the Company entered into a stock purchase agreement with Lindsey Vinson, a related party, and a former officer and director to purchase all outstanding shares of the Company’s wholly owned subsidiary, Ranging Corp., for $100. The results of operations of the Company related to Ranging Corp. are included as discontinued operations in the financial statements for the second quarter ended June 30, 2005, due to issues related to the final resolution of liabilities related to these operations and the transfer thereof to Lindsey Vinson.
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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarter ended June 30, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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
NOTES AND INTEREST RECEIVABLES
Notes receivable are recorded at net realizable value and interest income is accrued based on the terms of the specific notes. The portion of the note due within the next twelve months is classified as Current assets.
GUARANTEE OF NOTE PAYABLE
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”) whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares (800,000 shares after adjustment for stock splits) of Moliris. Moliris also agreed to the guarantee of all of HH’s obligations including a $150,000 bank line of credit, which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45. Subsequently, the Company has paid $2,024 in principal payments resulting in a balance of $138,451 at June 30, 2005.
The Company has not made required monthly payments under the bank promissory note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of this Report, the lender has not proceeded with any actions available including foreclosure of a security interest in equipment owned by the Company.

RESULTS OF OPERATIONS
FINANCIAL ANALYSIS OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Due to (i) the foreclosure of the liens on its operating assets, the loss of its operating facility in the fall of 2004, giving rise to the cessation of the packaging operations, and (ii) the sale of the stock of Ranging, effective April 1, 2005, making the Ranging operations discontinued in the financial statements included herein, a comparison of the results of operations of the quarters ended June 30, 2005 and 2004 may be misleading with respect to future operations of the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
	(Consolidated)		(Consolidated)

REVENUES	$—	$303,202	$—	$637,178

COST OF SALES	—	107,526	—	388,234

GROSS PROFIT	—	195,676	—	248,944

OPERATING EXPENSES:

Salaries, wages and commissions	—	250,987	1,969	319,300

Selling, general and administrative	51,107	122,843	61,721	200,164

Rent	102,665	43,943	102,665	74,753

Depreciation	—	9,045	—	19,066

TOTAL OPERATING EXPENSES	153,772	426,818	166,355	613,283

LOSS BEFORE OTHER INCOME (EXPENSE)	(153,772)	(231,142)	(166,355)	(364,339)

OTHER INCOME (EXPENSE):

Interest expense	(13,250)	(3,832)	(27,411)	(7,138)
Interest Income	8,500	—	8,500	—

TOTAL OTHER INCOME (EXPENSE)	(4,750)	(3,832)	(18,911)	(7,138)

LOSS FROM CONTINUING OPERATIONS	(158,522)	(234,974)	(185,266)	(371,477)

DISCONTINUED OPERATIONS

Operating loss from discontinued operations	(6,875)		(37,933)

NET LOSS	$(165,397)	$(234,974)	$(223,199)	$(371,477)

THREE MONTHS ENDED JUNE 30, 2005 AND 2004
Revenue:
Revenue decreased $303,202 to zero for the three months ended June 30, 2005 from $303,202 for the three months ended June 30, 2004. The decrease was primarily the result of the Company losing its manufacturing facility due to lack of funds and the sale of Ranging stock to Lindsey Vinson, effective as of April 1, 2005.
Cost of Sales:
Cost of sales decreased to zero for the three months ended June 30, 2005 from $107,526 for the three months ended June 30, 2004. The decrease was directly attributable to the decrease in revenue discussed above.
Operating Expenses:
Operating expenses decreased $273,046 for the three months ended June 30, 2005 from $426,818 for the three months ended June 30, 2004. The decrease was primarily the result of the fact that no salaries, wages and commissions were paid in the three months ended June 30, 2005. This decrease reflects the fact that the Company had no operations during the second quarter of 2005.
Other Income (Expense):
Other expense of $3,832 increased to $4,750 for the three months ended June 30, 2005. The increase was the result of an increase in interest expense for the three months ended June 30, 2005.
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Revenue:
Revenue decreased $637,178 to zero for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The decrease was primarily the result of the Company losing its manufacturing facility and the sale of the stock of Ranging.
Cost of Sales:
Cost of sales decreased $388,234 to zero for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The increase was directly attributable to the decrease in revenue discussed above.
Operating Expenses:
Operating expenses decreased $446,928 to $166,355 for the six months ended June 30, 2005 from $613,283 for the six months ended June 30, 2004. The decrease was primarily the result of the fact that the
Company was relieved of a large portion of its selling, general and administrative expenses and salaries wages and commissions as a result of the cessation of operating activities during the period.

Other Expense:
Other expense increased to $18,911 from $7,138 for the six months ended June 30, 2004. The increase was the result of a increase in interest expense and a increase in interest income.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $18,293 at June 30, 2005 as compared to zero at December 31, 2004, and stockholders’ deficit was $2,858,655 at June 30, 2005 as compared to $3,747,074 at December 31, 2004. The increase in cash was primarily the result of the receipt of unrestricted subscription proceeds. The decrease in the stockholders’ deficit from December 31, 2004 was primarily the result of a net loss during the six months of 2005 and the receipt of the unrestricted subscription proceeds.
Operating Activities: Net cash used by operating activities was $1,093,325 including $41,657 provided by Discontinued Operations, for the six months ended June 30, 2005 as compared to cash provided of $12,120 for the six months ended June 30, 2004. The decrease in cash provided by operations resulted primarily from increases in note receivables from Digifonica.
Investing Activities: Cash used in investing activities was zero as compared to $36,441 for the six months ended June 30, 2004.
Financing Activities: Cash provided in financing activities was $17,906 for the six months ended June 30, 2004 as compared to $1,111,618 during the six months ended June 30, 2005. This increase resulted primarily from the sale of common stock.

SHORT-TERM DEBT
Our short-term debt at June 30, 2005, consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of June 30, 2005	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of June 30, 2005	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due July 1, 2005 in default as of June 30, 2005	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of June 30, 2005	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of June 30, 2005	5,000

Total	$233,655

LONG-TERM DEBT
We have no debt classified as long-term debt at June 30, 2005.

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
(c) There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30,2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following sets forth unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the quarter ended June 30, 2005:
On May 11, 2005, Company received unrestricted subscription proceeds for the private placement of 510,000 shares of its common stock (the “Shares”). The Shares were subscribed for by two accredited investors for an aggregate subscription price of $765,000. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Act for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. The proceeds were loaned to Digifonica pursuant to a promissory note. The Shares were issued on September 2, 2005.

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
Effective June 27, 2005, the Company dismissed Turner Stone & Company, LLP as the Company’s certifying accountants. On June 17, 2005, the Company engaged Killman, Murrell & Company P.C. as its new independent certifying accountants.
On March 11, 2005, Company received unrestricted subscription proceeds for the private placement of 7,353,000 shares of its common stock (the “First Shares”). The First Shares were subscribed for by 15 accredited investors for an aggregate subscription price of $81,618. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”) for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. The proceeds were used to satisfy the Company’s obligations to Udata, a related party. The First Shares were issued on September 1, 2005, as of April 15, 2005.
On March 30, 2005, Company received unrestricted subscription proceeds for the private placement of 530,000 shares of its common stock (the “Second Shares”). The Second Shares were subscribed for by 11 accredited investors for an aggregate subscription price of $265,000. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Act for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. The proceeds were loaned to Digifonica pursuant to promissory notes. The Second Shares were issued on September 2, 2005, as of April 17, 2005.
On May 11, 2005, Company received unrestricted subscription proceeds for the private placement of 510,000 shares of its common stock (the “Third Shares”). The Third Shares were subscribed for by two accredited investors for an aggregate subscription price of $765,000. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Act for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. The proceeds were loaned to Digifonica pursuant to a promissory note. The Third Shares were issued on September 2, 2005, as of May 11, 2005.
As a result of the issuances of the First Shares on September 1, 2005, the Second Shares and the Third Shares on September 2, 2005, Clyde Parks, the sole Director and President of the Company owns 13.26% of the issued and outstanding Common Stock of the Company and at December 31, 2004, Mr. Parks owned approximately 60% of the Common Stock. Of the persons who acquired First Shares, Second Shares and Third Shares, the two individuals who purchased the most shares of Common Stock acquired 1,200,000 shares, each, or 11.17%, each, of the Common Stock. The next two largest purchasers of Common Stock in the offerings acquired 925,000 shares and 900,000 or 8.6% and 8.3%, respectively. All other purchasers of the Common Stock in the offerings acquired 500,000 shares of Common Stock or less, or less than 4.7% each. The Company is not aware of any agreements or arrangements among any of the new stockholders or between any of the new stockholders and Clyde Parks with respect to the election of directors or other matters. Further, no statements have been filed with the Securities and Exchange Commission under Sections 13(d) or 13(g) of the Exchange Act of 1934.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit	Description
31.1	Certification by Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certifications of Principal Executive and Financial Officer Pursuant to 906
(b)	Reports on Form 8-K.
During the quarterly period ended June 30, 2005, the Company filed the following reports on Form 8-K:

Date of Event Reported	Items Reported
June 17, 2005	4.01 Change in Registrant’s Certifying Accountant

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Moliris Corp, in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ Clyde R. Parks Clyde R. Parks	Principal Executive Officer, Principal Financial Officer, Sole Director	September 2, 2005