Form 10QSB
period 2005-09-30
MOLIRIS CORP
filed 2005-11-17
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission File Number:	000-28675

Moliris Corp.

(Exact name of small business issuer as specified in its charter)

Florida	06-1655695

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 Stemmons Freeway, Suite 5050, Dallas, TX	75247

(Address of principal executive offices)	(Zip Code)
(604) 628-8900

(Issuer’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     The number of shares outstanding of registrant’s $0.001 par value common stock, as of the close of business on November 15, 2005 was 22,310,400 shares.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Transitional Small Business Disclosure Format: ☐ Yes ☑ No

MOLIRIS CORP.
THIRD QUARTER 2005 REPORT ON FORM 10-QSB

i

MOLIRIS CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,437	$1,406,961
Interest receivable	326	943
Other receivable	37,923	—
Inventory	17,810
Prepaid expenses	55,749	—

Total current assets	149,244	1,407,904

Capital Assets	503,830	—
Capitalized Software	454,239

TOTAL ASSETS	$1,107,313	$1,407,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	$1,179,868	$469,471
Notes payable in default	233,655	233,655
Guarantee of bank note payable in default	—	138,451
Accrued expenses	430,647	2,155,530
Due to Related Parties	222,477	98,151
Net liabilities of discontinued operations	—	459,585
Loans from shareholders	440,455	—

Total current liabilities	2,314,625	3,554,843

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized:
21,321,000 issued and outstanding at September 30, 2005 and 2,347,000 issued and outstanding at December 31, 2004	21,321	12,347

Class “B” common stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—	—

Additional paid in capital	1,419,505	26,361

Cumulative translation adjustment	111,392	(463)
Accumulated deficit	(1,357,412)	(2,185,184)

TOTAL STOCKHOLDERS’ DEFICIT	(1,207,312)	(2,146,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,007,313	$1,407,904

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

		Period from		Period from
	Three months	September 9,	Nine months	September 9,
	Period Ended	2004 to	Period Ended	2004 to
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
	(Consolidated)	(Consolidated	(Consolidated)	(Consolidated)

REVENUES	$5,961	$—	$5,961	$—
COST OF SALES	12,419	—	12,419	—

GROSS PROFIT	(6,458)	—	(6,458)	—

OPERATING EXPENSES:
Salaries, wages and commissions	12,515	—	14,484	—
Selling, general and administrative	851,721	42,422	1,208,162	42,422
Rent	23,293	—	126,620	—
Depreciation	23,124	—	39,137	—
Research and development	47,325	20,351	254,104	20,351

TOTAL OPERATING EXPENSES	957,979	60,773	1,642,508	60,773

LOSS BEFORE OTHER INCOME (EXPENSE)	(964,437)	(60,773)	(1,648,966)	(60,773)

OTHER INCOME (EXPENSE):
Interest expense	2,589	—	(10,661)	—
Interest income	112	—	112	—
Foreign currency translation adjustment	—	(463)	—	(463)

TOTAL OTHER INCOME (EXPENSE)	2,701	(463)	(10,549)	(463)

LOSS FROM CONTINUING OPERATIONS	(961,735)	(63,236)	(1,659,514)	(63,236)

DISCONTINUED OPERATIONS
Operating loss from discontinued operations	—	—	(37,933)	—
Gain/(Loss) from sale of discontinued operations	2,708,886	—	2,708,886	—

NET LOSS	$1,747,150	$(63,236)	$1,011,438	$(63,236)

NET LOSS PER SHARE — BASIC AND DILUTED
Continuing Operations	$(0.05)	$(0.005)	$(0.09)	$(0.005)
Discontinued Operations	0.13	—	0.15	—

	$0.08	$(0.005)	$0.06	$(0.005)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES — BASIC AND DILUTED	21,321,000	12,347,000	18,269,736	12,347,000

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2005

			Class B
	Common Stock		Common Stock		Additional		Total
	Shares		Shares		Paid In	Accumulated	Stockholders'
	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2004	12,347,000	$12,347	—	$—	$26,361	$(3,770,968)	$(3,732,260)

Shares issued for acquisition of Digifonica	10,000,000	10,000			(1,378,191)	(62,774)	(1,430,965)

Recapitalization for acquisition of Digifonica						1,445,779	1,445,779
POST ACQUISITION BALANCE AT DECEMBER 31, 2004
Shares issued for cash	8,974,000	8,974	—	—	1,393,144	—	1,402,118

Cumulative translation adjustments						111,391	111,391

Net loss, nine months ending Sept. 30, 2005	—	—			—	1,011,438	1,011,438

BALANCE AT September 30, 2005	21,321,000	$21,321	—	$—	$1,419,505	$(2,648,135)	$(1,207,313)

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period from
	Nine months	September 9
	Ended	2004, to
	September 30,	December 31,
	2005	2004
	(Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,011,438	$(62,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	39,137	—
Gain on sale of discontinued operations	(2,708,886)
Recapitalization of Moliris & Digifonica acquisition	569,696
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(37,306)	(943)
Decrease (increase) in notes receivable
Decrease (increase) in inventory	(17,810)	—
Decrease (increase) in prepaids & other current assets	(55,749)	—
(Decrease) increase in bank overdrafts		—
(Decrease) increase in accounts payable	710,397	15,391
(Decrease) increase in accrued expenses	(1,863,334)	—
(Decrease) increase in due to related party	(68,151)	—
(Decrease) increase in liabilities of discontinued operations	(459,585)	—
(Decrease) increase in cumulative currency translation adjustments	(111,854)

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(2,768,297)	(48,325)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—

NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES	(2,768,297)	(48,325)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	958,069	—

NET CASH USED IN INVESTING ACTIVITIES	958,069	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, for cash	—	38,708
Proceed from loan	440,455	14,855
Principal repayment on short-term borrowings	—
Proceeds from long-term borrowings	—
Principal repayment on long-term borrowings	—
Repayments from factor financing, net	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,842,573	53,563

NET INCREASE (DECREASE) IN CASH	$32,345	$5,092
CASH AT BEGINNING OF PERIOD	5,092	—
CASH AT END OF PERIOD	$37,437	$5,092

CASH INTEREST PAID	$(112)	$155

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Organization
Moliris Corp., (the “Company”) was originally incorporated in the State of Florida on June 20, 2000 as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003 and the assumed name of Advantage Packaging was obtained. On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of the Company (the “recapitalization”). The majority owner of HH, Sterling Equity Corp. (“Sterling”), was owned equally by the Company’s current sole director, Chief Executive Officer and Chief Financial Officer, Clyde Parks and Lindsey Vinson, former President and Director of the Company. The operations of HH for the three months ended March 31, 2004, are reflected in the statement of operations. As of April 1, 2005, the Company sold its interest in Ranging Corp. to Lindsey Vinson. This subsidiary has been reflected as a discontinued operation at September 30, 2005.
Consolidated entities include Moliris Packaging Corp. (“Packaging”) organized in the State of Texas on July 2, 2004, Ranging Corp. (“Ranging”) organized in the State of Texas on July 2, 2004, and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004.
On September 19, 2005, Moliris, Inc. signed an agreement to acquire all of the issued and outstanding shares of Digifonica (International) Limited, a Gibraltar corporation (“DIL”) in exchange for issuance of 10,000,000 shares of the Company’s common stock. Ultimately the former DIL stockholders and nominees will own a total of 81% of the outstanding common stock of Moliris (hereinafter, the foregoing transaction being the “Exchange”).
Under accounting principles generally accepted in the United States (“US GAAP”), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by DIL for the net monetary assets of Moliris, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the “legal acquirer,” Moliris, are those of the “legal acquiree,” DIL (i.e. the accounting acquirer).
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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company is a development stage enterprise that, through its subsidiary, is developing, with the intent of producing and selling Voice-Over-Internet-Protocol (VOIP) communication systems. The Company acquired the design rights, computer programming and other proprietary information for a significant component of its VOIP system from principles of the Company.
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
Accounts Receivable
Accounts receivable result from the sale of the Company’s products and are reported at anticipated realizable value. Accounts receivable are considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be charged off. There was no accounts receivable from customers at September 30, 2005.
Inventory
Inventories are valued at the lower of cost and net realizable value.
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
Impairment of Long-Lived Assets
We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any exceeds its fair market value.
Fair Value of Financial Instruments
The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of note payable approximate book value at September 30, 2005.

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company has adopted SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through September 30, 2005, the Company has stock-based compensation awards which are subject to the rectification by the shareholders at a general meeting to be held after the fiscal year ending December 31, 2005.
NOTE 3: GOING CONCERN
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

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 3: GOING CONCERN (CONTINUED)
The Director is of the opinion that the Company can become a going concern again in the future but hinges this opinion on the willingness of the creditors to grant debt forgiveness. It could also become a going concern by incorporating other business activities into the Company. There is no current intention to place the Company into liquidation.
NOTE 4: SALE OF RECEIVABLES WITH RECOURSE
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
During the nine months ended September 30, 2005, the Company did not factor any receivables.
NOTE 5: CAPITAL ASSETS
The Capital Assets consist of the following assets:

Leasehold improvements	$146,062
Furniture & fixtures	14,373
Computers	48,881
Software	4,781
Equipment	36,670
Nodes	272,496

$523,264
Accumulated Depreciations	39,137

484,127

Depreciation expense for the three months ended September 30, 2005 were $23,124 and for there nine months ended September 30, 2005 were $39,137. There was no depreciation expense for the year ended December 31, 2004.
NOTE 6: NOTES PAYABLE IN DEFAULT
The notes payable at September 30, 2005 consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of September 30, 2005.	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of September 30, 2005.	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due July 1, 2005 in default as of September 30, 2005.	17,889

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 6: NOTES PAYABLE IN DEFAULT (CONTINUED)

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of September 30, 2005.	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of September 30, 2005.	5,000

Total	$233,655

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
NOTE 7: ACCRUED EXPENSES
The accrued liabilities are comprised of the following at September 30, 2005:

Accrued Lease Liability	$148,610
Accrued Payroll and Taxes	141,531
Lawsuit Settlement(s)	116,000
Sales Tax Payable	5,648
Liability from Acquisition-Ranging	1,692,000
Accrued professional fees	8,227
Accrued interest expense	10,000
Bank overdraft	631

$430,647

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 8: LEASE COMMITMENTS
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
Rental expense charged to continuing operations under operating leases for the nine months ended September 30, 2005 and 2004 was $126,620 and $nil, respectively.
The Company leased office premises beginning July 1, 2005 and expiring on December 31, 2009. At September 30, 2005 the following minimum rent is due:

Year
Ended
December 31

2005	$21,558
2006	86,233
2007	86,233
2008	86,233
2009	86,233
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
In July, 2005, Digifonica (International) Limited (“DIL”) and Shenzhen Yinbo Telecommunications Co. Ltd. (“Yinbo”) entered into a Joint Venture Contract for the establishment of Shenzhen Sino-Can Inter-Communication Technology Limited. (“JV Company”). The JV Company will have the exclusive right to cooperate with Yinbo in marketing and providing to customers in China telecom services that Yinbo is and will be licensed to provide. The cooperation is by way of allowing Yinbo to use telecom services developed by the JV Company. The JV Company’s right to enforce such exclusivity covenant by Yinbo is conditioned upon the JV Company’s investing $8 million by the end of 2007 and another $7 million by the end of 2009 which amount may be adjusted based on the market conditions in the target cities. The Company is obligated to contribute capital to the JV Company as follows:

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 9: COMMITMENTS, CONTINGENCIES & LITIGATION (CONTINUED)

Year Ended
December 31, 2005

2005	$800,000
2006	3,200,000
2007	4,000,000
2008	3,500,000
2009	3,500,000
Digifonica has entered employment contracts with management and employees since March of 2005. As part of the condition of employment, the Company committed to provide a certain number of common shares of Moliris Corp. as employee stock option at a price that has to be rectified by the shareholders at the next annual general meeting. No amount has been provided for employee stock compensation expenses until such time the action of the management has been rectified.
NOTE 10: RELATED PARTY TRANSACTIONS
Payments for certain general and administrative expenses common to the Company and related parties were made out of both Company and related party bank accounts. The Company recorded the related party portion as a related party receivable. Payments made by related parties on the behalf of the Company were recorded as a related party payable. At September 30, 2005, the Company has a liability due to related parties in the amount of $222,477.
For the six months ended September 30, 2005 the Company advanced $12,416 to Lindsey Vinson, a former officer and director of the Company. At September 30, 2005 the Company had due from Lindsey Vinson $167,730. Collection of this amount has been fully reserved by the Company as of September 30, 2005 as uncollectible.
NOTE 11: DISCONTINUED OPERATIONS
As of April 1, 2005, The Company sold its ownership interest in Ranging Corp. to Lindsey Vinson and/or assigns, a former officer and director of the Company. This subsidiary has been reflected as a discontinued operation at September 30, 2005. The following is a summary of the operations for the nine month period ended September 30, 2005.

Revenues	$36,652
Cost of Revenues	(8,749)

Gross Profit	27,903
Operating Expense	(65,836)

Loss from Discontinued Operations	$(37,933)

At September 30, 2005, the net assets of the discontinued operation is $nil.
NOTE 12: GAIN ON SALE OF DISCONTINUED OPERATIONS:

Settlement with trade creditors	$201,770
Bank guarantee assumed by HH Corrugated, Inc.	138,451
Settlements with related parties	192,477
Net liabilities of Ranging, Corp.	501,242
Liabilities of Ranging and American Visionwear	1,674,946

Gain on sale of Discontinued Operations	$2,708,886

MOLIRIS CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 13: SUBSEQUENT EVENTS:
On October 14, 2005, the Company received subscription proceeds of $1,697,500 from three investors for the private placement of 970,000 common shares of its common stock and warrants to purchase 485,000 shares of its common stock.
On November 15, 2005 the Company received formal notification from the trustees representing the purchaser of the Ranging assets that a full and final payment of $40,000 to the bankruptcy estate of the purchaser and related company will release the Company from all obligations related to the original acquisition of the Ranging and American Visionwear assets. The settlement of these liabilities represent approximately 80% of the liabilities noted in Note 11 of these financial statements that have been included in the gain on the sale of discontinued operations.

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
Some of the statements under “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in the Company’s periodic filings with the Securities and Exchange Commission constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, significant uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2004.
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
OVERVIEW OF COMPANY
Since its inception, the Company has suffered recurring losses from operations. During the nine months ended September 30, 2005, the Company reported total stockholders’ deficit $1,207,313 and an accumulated deficit of $1,236,021.
The Company’s long-term viability as a going concern is dependent on certain key factors, primarily the Company’s ability to obtain a significant capital infusion or acquire additional business activities from the sale of our stock, a merger, consolidation or similar corporate transaction.

RECENT DEVELOPMENTS
On October 14, 2005, the Company received unrestricted subscription proceeds of $1,695,500 from three investors for the private placement of 970,000 shares of its common stock and warrants to purchase 485,000 shares of its common stock.
On June 24, 2005, the Company was de-listed from the NASDAQ over-the-counter bulletin board.
Effective April 1, 2005, the Company entered into a stock purchase agreement with Lindsey Vinson, a related party, and a former officer and director to purchase all outstanding shares of the Company’s wholly owned subsidiary, Ranging Corp., for $100. The results of operations of the Company related to Ranging Corp. were included as discontinued operations in the financial statements for the second quarter ended June 30, 2005, due to issues related to the final resolution of liabilities related to these operations and the transfer thereof to Lindsey Vinson.
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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarter ended September 30, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.
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

RESULTS OF OPERATIONS
FINANCIAL ANALYSIS OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE PERIOD FROM SEPTEMBER 6, 2004 TO DECEMBER 31, 2004

		Period from		Period from
	Three months	September 9,	Nine months	Sept ember 9,
	Period Ended	2004 to	Period Ended	2004 to
	September 30,	December 31,	September 30,	December 31,

	2005	2004	2005	2004
	(Consolidated)	(Consolidated)	(Consolidated)	(Consolidated)

REVENUES	$5,961	$—	$5,961	$—
COST OF SALES	12,419	—	12,419	—

GROSS PROFIT	(6,458)	—	(6,458)	—

OPERATING EXPENSES:
Salaries, wages and commissions	12,515	—	14,484	—
Selling, general and administrative	851,721	42,422	1,208,162	42,422
Rent	23,293	—	126,620	—
Depreciation	23,124	—	16,013	—
Research and development	47,325	20,351	254,104	20,351

TOTAL OPERATING EXPENSES	957,979	60,773	1,642,508	60,773

LOSS BEFORE OTHER INCOME (EXPENSE)	(964,437)	(60,773)	(1,648,966)	(60,773)

OTHER INCOME (EXPENSE):
Interest expense	2,589	—	(10,661)	—
Interest income	112	—	112	—
Foreign currency translation adjustment	—	(463)	—	(463)

TOTAL OTHER INCOME (EXPENSE)	2,701	(463)	(10,549)	(463)

LOSS FROM CONTINUING OPERATIONS	(961,735)	(63,236)	(1,659,514)	(63,236)

DISCONTINUED OPERATIONS
Operating loss from discontinued operations	—	—	(37,933)	—
Gain/(Loss) from sale of discontinued operations	2,708,886	—	2,708,886	—

NET LOSS	$1,747,150	$(63,236)	$1,011,438	$(63,236)

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND PERIOD ENDED DECEMBER 31, 2004
Revenue:
Revenue increased $5,961 for the three months ended September 30, 2005 from zero for the period from September 9, 2004 to December 31, 2004. The increase was primarily the result of the Company starting to market its initial release of VOIP system to certain limited potential clients.

Cost of Sales:
Cost of sales increased to $12,419 from zero for the three months ended September 30, 2005 and zero for the period from September 9, 2004 to December 31, 2004. The increase was directly attributable to the activities in marketing the VOIP initial system discussed above.
Operating Expenses:
Operating expenses increased $897,206 for the three months ended September 30, 2005 from $60,773 for the period from September 9, 2004 to December 31, 2004. The increase was primarily the result of the fact that additional salaries, wages and commissions were paid in the three months ended September 30, 2005. This increase reflects the fact that the Company actively ramping ups its operations during the third quarter of 2005.
Other Income (Expense):
Other expense of zero increased to $2,701 for the three months ended September 30, 2005. The increase was the result of an increase in interest expense for the three months ended September 30, 2005.
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND PERIOD ENDED DECEMBER 31, 2004
Revenue:
Revenue increased $5,961 from zero for the nine months ended September 30, 2005, as compared to the period from September 9, 2004 to December 31, 2004, 2004. The increase was primarily the result of the Company starting to market its initial release of VOIP system to certain limited potential clients.
Cost of Sales:
Cost of sales increased $12,419 from zero for the nine months ended September 30, 2005, as compared to the period from September 9, 2004 to December 31, 2004, 2004. The increase was directly attributable to the initial activities discussed above.
Operating Expenses:
Operating expenses increased $1,581,735 to $1,642,508 for the nine months ended September 30, 2005 from $60,773 for the period from September 9, 2004 to December 31, 2004, 2004. The increase was primarily the result of the fact that the additional selling, general and administrative expenses and salaries wages and commissions during the period.
Other Expense:
Other expense increased to $10,661 from zero for the nine months ended September 30, 2005. The increase was the result of a increase in interest expense and a increase in interest income.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $37,437 at September 30, 2005 as compared to $1,406,961 at December 31, 2004, and stockholders’ deficit was $1,207,313 at September 30, 2005 as compared to $3,747,074 at December 31, 2004. The decrease in cash was primarily the result of additional selling, general, administrative overhead and software development of the main activities of Digifoncia. The decrease in the stockholders’ deficit from December 31, 2004 was primarily the result of a net loss during the nine months of 2005 and the receipt of the unrestricted subscription proceeds.
Operating Activities: Net cash used by operating activities was $2,768,297 including $459,585 provided by decrease in liabilities of Discontinued Operations, for the nine months ended September 30, 2005 as compared to net cash used by operating activities of $48,325 for the period from September 6, 2004 to December 31, 2004. The decrease in cash provided by operations resulted primarily from activities in the development and marketing the product and services of Digifonica.
Investing Activities: Cash used in investing activities was $958,069 as compared to zero for the period from September 6, 2004 to December 31, 2004.

Financing Activities: Cash provided in financing activities was $53,563 for the period from September 6, 2004 to December 31, 2004 as compared to $1,842,573 during the nine months ended September 30, 2005. This increase resulted primarily from the sale of common stock.
SHORT-TERM DEBT
Our short-term debt at September 30, 2005, consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of September 30, 2005	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of September 30, 2005	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due July 1, 2005 in default as of September 30, 2005	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of September 30, 2005	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of September 30, 2005	5,000

Total	$233,655

LONG-TERM DEBT
We have no debt classified as long-term debt at September 30, 2005.
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
ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
(a) The Company has carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 16, 2005. Based upon that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are fairly effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant material weaknesses are due to the limited personnel, limited capital resources, and the changes in management of the Company.
(b) There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There is no unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the quarter ended September 30, 2005:
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None
ITEM 5. OTHER INFORMATION
On October 14, 2005, Company received unrestricted subscription proceeds for the private placement of 970,000 shares of its common stock (the “Shares”). The Shares were subscribed for by three accredited investors for an aggregate subscription price of $1,697,500. No underwriter, placement agent, or finder is involved in the transaction. The Company is relying on the exemptions from registration provided by Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated under the Act for this transaction. Each investor represented to the Company in writing that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Act. The proceeds were loaned to Digifonica pursuant to a promissory note. The Shares were issued on October 14, 2005.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 18a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2005:

Date of Event Reported	Items Reported

August 9, 2005	(4.01 and 9.01) Change in Registrant’s Certifying Accountant

September 13, 2005	(2.01, 3.02, 5.06 and 9.01) Completion of Acquisition of Assets

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moliris Corp., a Florida corporation

Date: November 16, 2005	/s/ Michael Bowerman

Michael Bowerman, President Principal Executive Officer

/s/ Benjamin Tam

Benjamin Tam Chief Financial Officer