Form 10QSB/A
period 2005-09-30
MOLIRIS CORP
filed 2005-11-18
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
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

MOLIRIS CORP.
THIRD QUARTER 2005 REPORT ON FORM 10-QSB/A

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

MOLIRIS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2005

			Class B
	Common Stock		Common Stock		Additional		Total
	Shares		Shares		Paid In	Accumulated	Stockholders'
	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit

PRE-ACQUISITION BALANCE AT DECEMBER 31, 2004	2,347,000	$2,347	—	$—	$1,404,552	$(5,153,973)	$(3,747,074)

Shares issued for acquisition of Digifonica	10,000,000	10,000			(1,378,191)	(62,774)	(1,430,965)

Recapitalization for acquisition of Digifonica						1,445,779	1,445,779

POST ACQUISITION BALANCE AT DECEMBER 31, 2004	12,347,000	12,347			26,361	(3,770,968)	(3,732,260)

Shares issued for cash	8,974,000	8,974	—	—	1,393,144	—	1,402,118

Cumulative translation adjustments						111,391	111,391

Net loss, nine months ending Sept. 30, 2005	—	—			—	1,011,438	1,011,438

BALANCE AT September 30, 2005	21,321,000	$21,321	—	$—	$1,419,505	$(2,648,135)	$(1,207,313)

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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, realizability of deferred tax assets and valuation of the guarantee of a note payable. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB/A for the quarter ended September 30, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.
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
ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
(a) The Company has carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 18, 2005. Based upon that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are fairly effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant material weaknesses are due to the limited personnel, limited capital resources, and the changes in management of the Company.
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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2005:

Date of Event Reported	Items Reported

August 9, 2005	(4.01 and 9.01) Change in Registrant’s Certifying Accountant

September 13, 2005	(2.01, 3.02, 5.06 and 9.01) Completion of Acquisition of Assets

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moliris Corp., a Florida corporation

Date: November 18, 2005	/s/ Michael Bowerman

Michael Bowerman, President Principal Executive Officer

/s/ Benjamin Tam

Benjamin Tam Chief Financial Officer