Form 10QSB/A
period 2005-09-30
MOLIRIS CORP
filed 2005-12-06
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 2

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
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     The number of shares outstanding of registrant’s $0.001 par value common stock, as of the close of business on December 2, 2005 was 22,314,000 shares.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Transitional Small Business Disclosure Format: ☐ Yes ☑ No

MOLIRIS CORP. CONSOLIDATED BALANCE SHEETS
NOTE 7: ACCRUED EXPENSES
ITEM 6. EXHIBITS
SIGNATURES
Certification of Principal Executive Officer
Certification of Chief Financial Officer
Certification of Principal Executive Officer
Certification of Chief Financial Officer

EXPLANATORY NOTE: Moliris Corp. (the “Company”) is filing this Amendment No. 2 to its quarterly report on Form 10-QSB for the quarter ended September 30, 2005, as filed on November 17, 2005 for the purpose of correcting inadvertent errors in its balance sheet as well as Note 7 to its financial statements. The amounts due to Related Parties should have been $30,000 instead of $222,477 as previously reported and the reference in Note 7 to “Liability Acquisition — Ranging” should have been omitted as the Company has settled and compromised this liability.
Except for the amendments described above, this Amendment No. 2 for Form 10-QSB does not modify or update any other information in or exhibits filed with the Form 10-QSB/A Amendment No. 1 filed on November 18, 2005.

MOLIRIS CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,437	$1,406,961
Interest receivable	326	943
Other receivable	37,923	—
Inventory	17,810
Prepaid expenses	55,749	—

Total current assets	149,244	1,407,904

Capital Assets	503,830	—
Capitalized Software	454,239

TOTAL ASSETS	$1,107,313	$1,407,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	$1,179,868	$469,471
Notes payable in default	233,655	233,655
Guarantee of bank note payable in default	—	138,451
Accrued expenses	430,647	2,155,530
Due to Related Parties	30,000	98,151
Net liabilities of discontinued operations	—	459,585
Loans from shareholders	440,455	—

Total current liabilities	2,314,625	3,554,843

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized:
21,321,000 issued and outstanding at September 30, 2005 and 2,347,000 issued
and outstanding at December 31, 2004	21,321	12,347

Class “B” common stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—	—

Additional paid in capital	1,419,505	26,361

Cumulative translation adjustment	111,392	(463)
Accumulated deficit	(2,759,350)	(2,185,184)

TOTAL STOCKHOLDERS’ DEFICIT	(1,207,312)	(2,146,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,107,313	$1,407,904

The accompanying notes are an integral part of these financial statements.

NOTE 7: ACCRUED EXPENSES
The accrued liabilities are comprised of the following at September 30, 2005:

Accrued Lease Liability	$148,610
Accrued Payroll and Taxes	141,531
Lawsuit Settlement(s)	116,000
Sales Tax Payable	5,648
Accrued professional fees	8,227
Accrued interest expense	10,000
Bank overdraft	631

$430,647

ITEM 6. EXHIBITS
Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 5, 2005	Moliris Corp., a Florida corporation

/s/ Michael Bowerman
Michael Bowerman, President
Principal Executive Officer

/s/ Benjamin Tam
Benjamin Tam
Chief Financial Officer