Form 10KSB
period 2005-12-31
MOLIRIS CORP
filed 2006-06-02
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2005
Commission File # 0-33473
MOLIRIS CORP.
(Exact name of registrant as specified in its charter)
FLORIDA
(State or other jurisdiction of incorporation or organization)
06-1655695
(IRS Employer Identification Number)
4710 KINGSWAY, SUITE 1424
BURNABY, BC CANADA V5H 4M2
(Address of principal executive offices) (Zip Code)
(604) 628-8900
(Registrant’s telephone no., including area code)
(Former name, former address and former fiscal year,
if changed since last report)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.001 Par Value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Revenues for year ended December 31, 2005     $-0-
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) __________
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 1, 2006, was $54,116,640. The number of shares of the registrant’s common stock outstanding as of June 1, 2006 was 22,548,600.
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

MOLIRIS CORP.
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

2

MOLIRIS CORP.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL INFORMATION ABOUT MOLIRIS CORP.
HISTORY
Moliris Corp., (“we” or the “Company”) was originally incorporated in the State of Florida on June 20, 2000 as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003, and the assumed name of Advantage Packaging was obtained.
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of the Company (800,000 shares after adjustment for stock splits). The majority owner of HH, Sterling Equity Corp., was owned equally by the Company’s former sole Director, Chief Executive Officer and Chief Financial Officer, Clyde R. Parks, who resigned in October 2005 and Lindsey Vinson, former President and Director of the Company who resigned in January 2004 but remained active in management through August 2005.
The packaging business of the Company was shut down, its operating assets and inventory were foreclosed on and its leased premises vacated in the Fall of 2004. Effective April 1, 2005, the stock of Ranging Corp. was sold for $100 to Lindsey Vinson, or his assigns, the former President of the Company, who resigned in January 2004 but remained active in management through August 2005.
On October 25, 2004, the Company entered into an “ASSET PURCHASE AGREEMENT” with Mycobis Corporation (“Mycobis”), whereby the Company purchased the Staphylococcus aureus bacteriophages (Lytic Product Candidate Phages R1, R2 and R3) and all rights thereto owned by Mycobis and all assets, both tangible and intangible, including but not limited to intellectual property related thereto. The Company issued 400,000 shares (adjusted after reverse split) to Mycobis and an additional 120,000 shares (adjusted after reverse split) to two entities in connection with the asset purchase. These shares were valued at $730,000; based on the approximate trading value of the Company’s stock on the date the transaction was consummated. Subsequently, the Company’s management determined that the assets purchased were impaired due to their inability to generate cash flow in the future; therefore, an impairment charge of $730,000 was recognized in the consolidated statement of operations for the year ended December 31, 2004.
On November 16, 2005, the Company received 520,000 common shares back from Mycobis and two entities for cancellation of the transaction and these shares were cancelled and returned to authorized but unissued status.
On March 9, 2005, Moliris Corp. entered into an agreement with Digifonica (International) Limited, a Gibraltar Corporation, to purchase all of the issued and outstanding stock of DIGIFONICA for 10,000,000 unregistered and newly issued common shares of the Company. The transaction was pending until the Company could satisfy the conditions precedent to the closing as set forth in the agreement. On September 19, 2005, the Company satisfied all the conditions and completed the acquisition. Ultimately, the former DIGIFONICA stockholders and nominees owned a total of 81% of the outstanding common stock of Moliris Corp. (hereinafter, the foregoing transaction being the “Reverse Merger”).
MATERIAL RECLASSIFICATIONS, MERGER AND CONSOLIDATION
On February 18, 2005, the Board of Directors of the Company adopted a resolution authorizing a 20-to-1 reverse split in the Company’s $0.001 par value common stock. The effect of this reverse split has been accounted for in the Company’s consolidated financial statements for the year ended December 31, 2004.
On March 9, 2005, Moliris Corp. entered into an agreement with Digifonica (International) Limited, a Gibraltar Corporation, to purchase all of the issued and outstanding stock of DIGIFONICA for 10,000,000 unregistered and newly issued common shares of the Company. The transaction was pending until the Company could satisfy the conditions precedent to the closing as set forth in the agreement. On September 19, 2005, the Company satisfied all the conditions and completed the acquisition. Ultimately, the former DIGIFONICA stockholders owned a total of 81% of the outstanding common stock of Moliris Corp. following the completion of the Reverse Merger.
On July 18, 2005, DIGIFONICA entered into a joint venture contract with Shenzhen Yinbo Telecommunication Co., Ltd. (“Yinbo”) to establish Shenzhen Sino-Can Inter-Communication Technology Limited (“JV Company”). Ownership of the JV Company is DIGIFONICA as to 49%, Yinbo as to 41% and China Disability Association as to 10%. The JV Company will have the exclusive right to cooperate with Yinbo in marketing and provisioning of telecom services to customers in China. In November 2005, Yinbo obtained an additional Internet Content Provider license for the JV Company. The cooperative allows Yinbo to use proprietary telecommunications services developed by DIGIFONICA. The JV Company’s right to enforce the exclusivity by Yinbo is a covenant based on the commitment made by DIGIFONICA to invest a total of $15 million into the Joint Venture by the end of 2009 in the JV Company; this amount may be adjusted based on the market conditions in the target cities.
The Moliris Corp. subsidiaries include Digifonica (International) Limited, organized in the country of Gibraltar on September 9, 2004; Digifonica Intellectual Properties (“DIP”) Limited, organized in the country of Gibraltar on September 25, 2003; Digifonica Canada Limited, (“DCL”) organized in the country of Canada on July 29, 2004 under the Canada Business Corporation Act; Shenzhen Sino-Can Inter-Communication Technology Limited, organized in the Peoples Republic of China on August 24, 2005; Moliris Packaging Corp. (“Packaging”) organized in the State of Texas on July 2, 2004 (inactive) and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004 (inactive). Both DIP and DCL are wholly owned subsidiaries of DIGIFONICA.
The consolidated operations of Digifonica (International) Limited for the year ended December 31, 2005 and for the period from September 4, 2004 to December 31, 2004 are reflected in the consolidated financial statements of the Company.
PRINCIPAL PRODUCTS AND SERVICES
Digifonica is a solutions provider and enabler of Voice-Over Internet Protocol (“VoIP”) with offices in Vancouver, London and China. Digifonica has been designing and developing applications and solutions to enable resellers and wholesalers to provide VoIP services.
VoIP is generally used to describe the transmission of voice using internet-protocol-based technology rather than a traditional wire and switch-based telephone network. A company using this technology often can provide voice services at a lower cost because this technology uses internet network bandwidth more efficiently than a traditional network and because this technology has not been subject to traditional telephone industry regulation. But, depending on the bandwidth allocated, VoIP services may not necessarily be of the same quality as traditional telephone service. In early 2004, the Federal Communications Commission (“FCC”) opened a proceeding to establish the regulatory framework for IP-enabled services, including VoIP. In this ongoing proceeding, the FCC will address various regulatory issues, including universal service, inter-carrier compensation, numbering, disability access, consumer protection and customer access to 911 emergency services.
Notwithstanding the unresolved regulatory questions before the FCC and various state public utility commissions, numerous communications providers have begun providing various forms of VoIP or announced their intentions to do so in the near future. These providers include both established companies as well as new entrants.
Digifonica’s wholesale marketing strategy offers proprietary digital local and long distance telephone services to channel partners desiring to leverage their brand, expand their product portfolio, generate ongoing revenues and profits while maintaining high customer retention rates. Digifonica’s service offering is composed of the four primary components described below:
1 VoIP and VCoIP Network Infrastructure
Digifonica has developed a proprietary “converged” voice and data network using the session initiated protocol (“SIP”) standard. The Company owns and operates the core routers and the switching and server equipment that provides converged network protocol translation, load balancing, network traffic and voice traffic management, authentication and application services.
The Digifonica technical solutions and core network components are designed to scale according to demand by adding hardware into our Points of Presence (“POP”), and by replicating these access points globally as the load on the system increases, ensuring maximum quality of data services to each area. Our POP architecture is designed around the deployment of “Super Nodes” and “Mini Nodes” that serve as global route points. We have technical support and management systems on-site at major network nodes. In minor locations we will establish interconnected service level agreements and off-site network management systems. The network, although it will be used primarily for VoIP voice traffic initially, is designed and scaled to full Video Conferencing over IP (“VCoIP”).
2 eBusiness Operational Support Infrastructure
Digifonica also owns and operates network monitoring, Tier 2 support, and e-commerce operational support engines and services. These services provide converged voice and data quality of service, broadcast alerts, trouble ticketing, inventory management, VoIP Access Device authorization and billing data. Our e-commerce support engines are accessible through an Internet based extranet;
3 VoIP Access Devices
Since Digifonica’s core business is providing custom telephone and converged voice solutions, we utilize a number of technologies and devices. These devices range from single port VoIP gateways and business telephone handsets for small business solutions, to cellular wireless telephone and large VoIP gateways with up to 3000 telephone lines per chassis. By creating solutions across all of these business segments, Digifonica can provide dial tone and enhanced business telephone services anywhere on earth at costs that are fractions of what businesses currently pay. Our low-density solutions also provide for the installation of dial tone to underserved or rural communities around North America and the globe; and
4. Enhanced Service Portfolio
Digifonica also offers a variety of enhanced services designed to meet the needs of each market; such as unified messaging services. This service supports all three messaging systems (voice, fax, and email), and provides gateways among them. This service will allow end-users to have a single number that routes globally to “find” the person wherever they may be, and to unify voice mail services in such a way that voice messages and faxes can be retrieved, forwarded, or even sent by email or other methods around the globe. Additional services include firewall protection, teleconferencing and advanced voicemail.
OUR COMPETITION
With the increasing competition from providers of VoIP Services in North America, we expect to strengthen the reach and sophistication of our network facilities in Europe and China and our ability to offer a variety of global VoIP communications services to our partners worldwide. We expect to have strategic partnership with large business enterprises, which have existing potential customers for the services we enable them to provide.
The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. In Europe, our principal competitors are the traditional telephone service providers, namely Telisonera AB (formerly Telia AB of Sweden and Sonera of Finnland), Swisscom AB in Switzerland, Telecom Italia, Magyar Telekom Nyrt. (Magyar Telekom Távközlési Részvénytársaság – Hungarian Telekom Telecommunications Inc.), Belgacom SA of Belgium, Bulgarian Telecommunications Company, Cable and Wireless of UK, Deutsche Telekom AG of Germany, France Télécom of France, and Telefónica S.A. of Spain, which provide telephone service based on the public switched telephone network. We also face, or expect to face, competition from wireless providers, including Orange, Cable and Wireless, Vodafone Group plc, Telfort NV in Netherlands, and Telenor of Norway, all of whom offer services that some customers may prefer over wireline service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline service. Some of these providers may be developing a dual mode phone that will be able to use VoIP where broadband access is available and cellular phone service elsewhere, which will pose additional competition to our offerings.
We also compete against established alternative voice communication providers, such as Vonage Holdings Corp. and Skype (a service of eBay Inc.), and face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Google Inc., Microsoft Corporation and Yahoo! Inc., which have recently launched or plan to launch VoIP-enabled instant messaging services. In addition, we compete with independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. In order to compete with such service providers, we may have to significantly reduce our prices, which would delay or prevent our profitability.
GOVERNMENT REGULATION
Our subsidiaries are subject to regulation by the respective governing telecommunication and information commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access services. These subsidiaries are also subject to the respective jurisdiction of the telecommunication regulatory authorities in the market where service is provided.
IMPORTANCE, DURATION AND EFFECT OF LICENSES
Certain of our subsidiaries have applied for copyrights for certain intellectual properties developed by our in-house engineers. Certain of our subsidiaries have licenses to various copyrights, and other intellectual property necessary to conduct business. We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S., Canada and abroad. Our Joint Venture partner has obtained two national licenses as at December 31, 2005 to operate as Internet Value-Added (Contents) Provider and Call Center in the Peoples Republic of China through the JV Company. On January 24, 2006, our Joint Venture partner has obtained an additional national license to operate as Internet Service Provider in the People’s Republic of China.
MAJOR CUSTOMER
We expect to officially launch our services by increasing the number of partners in different parts of the world in 2006.
On February 6, 2006, DIGIFONICA entered an agreement with Dangaard Telecom A/S, a corporation incorporated under the laws of Denmark (“Dangaard”), to form a subsidiary in Luxembourg to provide VoIP telephone services marketed by Dangaard’s existing 30,000 resellers throughout Europe. DIGIFONICA will grant the subsidiary an irrevocable and exclusive license to use the VoIP technology and applications developed by DIGIFONICA and to purchase the services from DIGIFONICA on a wholesale basis. The exclusive license granted to Dangaard covers 15 countries; Denmark; Norway; Sweden; Germany; Austria; Switzerland; The Netherlands; Belgium; Luxembourg; France; Italy; Spain; Portugal; Poland and Hungary. Dangaard has the first right of refusal to resell our VoIP Services for the remaining European and East-European countries, India, Turkey and Middle East. Furthermore, Dangaard has an option to purchase 50% of the subsidiary in Luxembourg.
Dangaard Telecom is Europe’s largest value-added reseller (“VAR”) of telecommunications equipment, serving several partners who operate across European and international borders. Dangaard Telecom is established in 14 countries, employing more than 950 people.
We are, however, currently negotiating with additional prospective customers.
RESEARCH AND DEVELOPMENT
The majority of our research and development activities are related to our VoIP applications and solutions, performed at our subsidiary, DCL Labs by our engineers who conduct research in a variety of areas, including: IP advanced network design and architecture; network operations support systems; and lawful intercept technologies. Research and development expenses were $628,993 in 2005 and these costs have been identified and capitalized as production cost in accordance with FAS 86.
Under FASB Statement No. 2, Accounting for Research and Development Costs, the Company has expensed the acquisition costs of certain intellectual properties over the period of settlement of a lawsuit in 2005 for expenses incurred by the original investor in funding research and development costs related to early development in 2004 of certain VoIP technologies.
E-911 INITIATIVE
The U.S. Federal Communications Commission, or FCC, required all telephone providers including VoIP providers to provide enhanced emergency dialing capabilities, or E-911, to all U.S. customers as early as 2004. On February 12, 2004, the FCC opened a broad rulemaking proceeding concerning VoIP and other IP-based services. The rulemaking includes a myriad of issues relating to VoIP services. For example, the FCC is seeking comment in this proceeding on whether to subject VoIP services to disability access requirements set out in the Telecom Act, the potential application of certain consumer protection rules that currently apply only to telecommunication carriers and other issues relating to use and assignment of numbering resources, universal service requirements, inter-carrier compensation arrangements, and the impact of the proliferation of VoIP services on rural carriers. The outcome of this proceeding may affect the way we operate our business.
There also are several recent or ongoing FCC proceedings initiated by various persons that relate to VoIP and other Internet services. Certain of the FCC’s conclusions in these proceedings could have an indirect effect on the VoIP industry generally and on our business.
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. Many of these factors are discussed in more detail in the “Risk Factors” section. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.
RISK FACTORS
An investment in the securities of the Company involves extreme risks and the possibility of the loss of a stockholder’s entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his/her financial circumstances before investing in any securities of the Company.
The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:
•	Adverse economic changes in the markets served by us or in countries in which we have significant investments.

•	Changes in available technology and the effects of such changes including product substitutions and deployment costs.

•	Increases in our benefit plans’ costs including increases due to adverse changes in the U.S. securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends.

•	Enactment of additional state, federal and/or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments.

•	Our ability to absorb revenue losses caused by increasing competition, including offerings using alternative technologies, and our ability to maintain capital expenditures.

•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our VoIP market.

•	The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us.

•	Our dependence on our customers’ existing broadband connections, which gives us less control over call quality than traditional telephone networks.

•	Differences between our service and traditional telephone services, including our 911 service.

•	Uncertainties relating to regulation of VoIP services.

•	System disruptions or flaws in our technology.

•	The risk that VoIP does not gain broader acceptance.

•	The timing, extent and cost of deployment of our Project in Europe; the development of attractive and profitable service offerings; the extent to which regulatory, franchise fees and build-out requirements apply to this initiative, and; the availability and reliability of the various technologies required to provide such offerings.

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.

•	The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations; and the resolution of disputes with any taxing jurisdictions.
•	The impact of the joint venture with Shenzhen Yinbo Telecommunication Co., Ltd including: marketing and product-development efforts; customer acquisition and retention costs; access to additional spectrum; access to VoIP license, capital deployment for network; technological advancements; industry consolidation, availability and cost of capital.

•	Dangaard’s failure to achieve the number of subscribers within the time frame expected, the capital and expense synergies and other benefits expected from the agreement.

•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.
Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.
1. Going Concern Risk
We have had and will likely have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders, new investors and borrowings to provide the cash resources to sustain its operations.
We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders’ deficiency at December 31, 2005. We had a Net Loss before currency translation adjustment of $2,312,659, a Comprehensive Net Loss of $2,269,097, a Net Loss before currency translation of $62,773, and a Comprehensive Net Loss of $62,919 for the period from inception (September 9, 2004) to December 31, 2004. We had positive cash flows from operations of $27,628 for the year ended December 31, 2005, and positive cash flows from operations of $5,092 for the period from inception (September 9, 2004) to December 31, 2004. At December 31, 2005, our current liabilities exceeded our current assets by $2,293,470 and our stockholders’ deficit was $(997,021).
On June 24, 2005, the Company was de-listed from the NASDAQ over-the-counter bulletin board.
The time required for us to become profitable is highly uncertain, and we cannot assure that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our current cash requirements, working capital and debt service requirements. Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.
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
The future viability of the Company hinges on the willingness of the creditors to grant debt forgiveness or extension in payment terms. It could become viable as a going concern by additional infusion of cash to complete the development of VoIP solutions. There is no current intention to place the Company into liquidation.
2. No Assurance of Success or Profitability
There is no assurance that the Company will generate sufficient revenues or profits to meet debt obligations. There is no assurance that Dangaard will meet the committed number of subscribers. There is no assurance that the JV Company in China will generate sufficient revenues or profits projected.
3. Dilutive Effects of Issuing Additional Common Stock
The majority of the Company’s authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the stockholders of the

Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. During 2006 the Company has received unrestricted subscription proceeds of $516,400 for the purchase of 258,200 shares of its Common Stock with warrants to purchase up to 129,100 shares of our Common Stock. Each warrant entitles the holder to purchase one additional share at an exercise price of $3.00 per share each for a period of two years from the date of issuance. When issued, these shares will dilute the ownership and voting power of current investors in the Company to approximately 98.31%. See Note 15, “Subsequent Events” to the Financial Statements.
4. Indemnification of Officers and Directors
The Company’s Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.
5. Need for Additional Financing
The Company’s funds are not currently adequate to take advantage of any available business opportunities or our commitments to the JV Company and there is no assurance that we will be able to obtain adequate financing in the future to take advantage of such opportunities.
6. Competition
The Company is at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. It is anticipated that these competitive conditions will exist in any industry in which the Company may enter.
Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Until recently, our target market has been composed largely of early adopters, or people who tend to seek out new technologies and services. Attracting customers away from their existing providers will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. These competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to offer VoIP services with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services our competitors provide, they may choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.
7. No Foreseeable Dividends
The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.
8. No Public Market
Due to the de-listing for trading of the Company’s common stock on the NASDAQ, OTC Bulletin Board and no current quotations on the Pink Sheets (other than on a “grey-market” basis), there is no public market for the securities of the Company, and no assurance can be given that the Company will be able to have the Common Stock re-listed for trading in the future on a national securities exchange or quoted on a quotation medium or that an investor will be able to liquidate his investment without considerable delay, if at all.

9. Concentration Risk
Approximately 85% of the Company’s development efforts are focusing on deployment under our contract with Dangaard for the European market. Any interruption of the business relationship with Dangaard would have a material adverse effect on the Company.
EMPLOYEES
As of December 31, 2005, the Company had a total of 35 full-time employees in Canada, China and United Kingdom, including executive officers, non-executive officers, software designers, secretarial and clerical personnel and field personnel.
ITEM 2. DESCRIPTION OF PROPERTY
As of December 31, 2005, the address for the corporate offices was 4710 Kingsway, Suite 1424, Burnaby, British Columbia, Canada V5H 4M2. The current address for the corporate offices of the Company is the same, under a sublease with Shaw Cablesystem Limited. The sublease has a term of four years and six months and expires on December 30, 2009. The monthly rental payment is $7,186 and there is no renewal provision.
The subsidiaries of the Company maintained leased operating facilities in two locations in the Burnaby, British Columbia of Canada and month-to-month lease in Shenzhen, Canton of Peoples Republic of China. The facility previously occupied by the Company’s packaging business has been abandoned, the lease is in default and the assets located therein have been foreclosed on. As such all future payments have been accelerated and are presented as current accrued expense. The other facility, occupied by Ranging Corp., is pursuant to an oral sublease with an affiliate of Clyde Parks, a former Director of the Company, which was terminated by the Company on April 1, 2005. The term of the sublease was month-to-month. Effective April 1, 2005, the Company sold the stock of Ranging Corp. to a former officer and director of the Company for $100. As of April 1, 2005, the Company has no continuing operations in corrugated packaging.
Total rental expenses charged to operations under leases for the years ended December 31, 2005 and 2004 was $153,441 and $0 respectively.
We believe our facilities are adequate for our current needs.
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
Arrow Trade Publishing has filed a suit in small claims court of Dallas County, Texas for breach of contract. Counsel has advised that the Company can anticipate a mediation to take place in the near future, at which time an assessment of the Company’s exposure, if any, may be made.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of stockholders in the fourth quarter of the fiscal year covered by this report.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
As of June 1, 2006, Moliris Corp. had 22,548,600 (after adjustment for stock splits) shares of Common Stock issued and outstanding.
MARKET
The Company’s Common Stock has been quoted on the NASDAQ Bulletin Board System beginning on July 15, 2004. The Company was de-listed in June, 2005. The Company’s Common Stock traded under the symbol “MRIS” and is currently being quoted on a “grey-market” basis on the Pink Sheets quotation medium. The range of the high and low bid prices as quoted on the NASDAQ Bulletin Board and the Pink Sheets from January 1, 2005 through December 31, 2005 (after adjustment for stock splits) is as follows:

Calendar 2005	High	Low
First Quarter	n/a	n/a
Second Quarter	$4.40	$2.00
Third Quarter	3.25	2.00
Fourth Quarter	2.50	2.46
The above quotation information reflects inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.
HOLDERS
As of June 1, 2006, there were approximately 125 holders of record of our Common Stock.
DIVIDENDS
The future payment by the Company of dividends, if any, rests within the discretion of its Board of Directors and will depend upon the Company’s earnings, if any, capital requirements and the Company’s financial condition, as well as other relevant factors. We have not declared dividends since our inception, and have no present intention of paying cash dividends on our Common Stock in the foreseeable future, as we intend to use earnings, if any, to satisfy our current obligations.
RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES
The following sets forth unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the preceding fiscal year:
On March 8, 2005, the Company sold and issued an aggregate of 7,353,000 restricted shares of its Common Stock to fourteen investors for total value of $81,618.30. All of the investors represented in writing that they were “accredited investors” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. We relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act.
On April 17, 2005, we sold and issued 1,111,000 restricted shares of our Common Stock with warrants to purchase up to 555,500 shares of our Common Stock at a price of $0.50 per unit to 31 investors for a total value of $555,500. All of the investors represented in writing that they were “accredited investors” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Each warrant entitles the holder to purchase one additional Common Stock of the Company at an exercise price of $1.00 per share. We relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act. We granted “piggy-back” registration rights to the investors purchasing these securities.
There are 405,000 warrants with an expiration date of April 17, 2006 and 150,500 warrants with an expiration date of November 29, 2006. As of April 17, 2006, 305,000 warrants had been exercised for 305,000 restricted shares of Common Stock for which we received aggregate proceeds of $305,000 and 250,500 warrants remain unexercised. We relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act.
On May 11, 2005, we sold and issued 529,000 shares of our Common Stock with warrants to purchase up to 264,500 shares of our Common Stock at $1.50 per share to three investors for a total value of $791,000. Each warrant entitles the holder to purchase one additional share of Common Stock at an exercise price of $2.30 per share. There are 97,000 warrants with an expiration date of May 11, 2006 and 164,500 warrants with an expiration date of May 11, 2007. All investors represented in writing that they were “accredited investors” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. We relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act. We granted “piggy-back” registration rights to the investors purchasing these securities.
On October 14, 2005, we sold and issued 970,000 shares of its Common Stock with warrants to purchase up to 485,000 shares of our Common Stock at a price of $1.75 per unit to three investors for a total value of $1,697,500. Each warrant has an exercise price of $2.30 per share with an expiration date of October 10, 2007. All investors represented in writing that they were “accredited investors” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. We granted demand registration rights to the investors purchasing these securities.
On October 18, 2005, we sold and issued 520,000 restricted shares of our Common Stock to one entity as compensation for services rendered by this entity to Digifonica on March 9, 2005. We relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2005

	Number of Securities		Number of Securities
	to be Issued upon		Available for Future
	Exercise of	Weighted-average	Issuance under Equity
	Outstanding Options,	Price Of Outstanding	Compensation Plans
	Warrants and Rights	Options, Warrants	(Excluding Securities
	(a)	and Rights	Reflected in Column (a))
(b)
Equity compensation plans approved by security holders	-0	-0-	-0-

Equity compensation plans approved by security holders	-0-	-0-	-0-

TOTAL	-0-	-0-	-0-
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

GENERAL
The Company was originally incorporated in the State of Florida on June 20, 2000, as Bozeman Media Group, Inc. The Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003.
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company purchased certain tangible and intangible assets of the business of HH, and assumed certain of its liabilities for a purchase price of 4,000,000 Common Shares of the Company (800,000 shares after adjustment for stock splits). The majority owner of HH, Sterling Equity Corp. was owned equally by the Company’s former Director, CEO and CFO, Clyde Parks and Lindsey Vinson, former President and Director of the Company who resigned in January 2004 but remained active in management as a consultant through August 2005.
On March 9, 2005, Moliris Corp. signed a letter of intent with Digifonica (International) Limited (“DIGIFONICA”), a Gibraltar Corporation, to purchase all of the issued and outstanding stock of DIGIFONICA for 10,000,000 unregistered and newly issued common shares of the Company. On September 19, 2005, the Company signed an agreement and completed the acquisition of Digifonica (International) Limited and issued 10,000,000 shares of the Company’s common stock. Ultimately, the former DIGIFONICA stockholders and nominees will own a total of 81% of the outstanding common stock of Moliris Corp. (hereinafter, the foregoing transaction being the “Exchange”).
On July 18, 2005, DIGIFONICA entered into a joint venture contract with Shenzhen Yinbo Telecommunication Co., Ltd. (“Yinbo”) to establish Shenzhen Sino-Can Inter-Communication Technology Limited (“JV Company”), in which DIGIFONICA owns 49%. The JV Company will have the exclusive right to cooperate with Yinbo in marketing and providing to customers in China telecom services that Yinbo has a Call Center telecommunication license to operate nationally in China. In November 2005, Yinbo has obtained an addition national Internet Content Provider license for the JV Company. The cooperation agreement allows Yinbo to use proprietary telecommunications services developed by DIGIFONICA. The JV Company’s right to enforce exclusivity covenant by a commitment made by DIGIFONICA to invest $15 million by the end of 2009; this amount may be adjusted based on the market conditions in the target cities.
The Moliris Corp. entities include Digifonica (International) Limited, organized in the country of Gibraltar on September 9, 2004; Digifonica Intellectual Properties, (“DIP”) Limited, organized in the country of Gibraltar on September 25, 2003; Digifonica Canada Limited, (“DCL”) organized in the country of Canada on July 29, 2004 under the Canada Business Corporation Act; Moliris Packaging Corp. (“Packaging”) organized in the State of Texas on July 2, 2004 and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004. Both DIP and DCL are wholly owned subsidiaries of DIGIFONICA.
OVERVIEW OF COMPANY
Since its inception, the Company has suffered recurring losses from operations. During the year ended December 31, 2005 and the period from inception (September 9, 2004) to December 31 2004, the Company reported a Net Loss before currency translation adjustments of $2,312,659 and $62,773, respectively, and a net Comprehensive Net Loss of $2,269,097 and $62,919 respectively.
The Company’s long-term viability as a going concern is dependent on certain key factors, primarily the Company’s ability to obtain a significant capital infusion to complete the development of VoIP system solutions and meeting the planned capital equipment for the VoIP network system and expansion plan for the existing contracts and commitments.
RECENT DEVELOPMENTS
On October 10, 2005, Mr. Parks appointed W. Gordon Blankstein as a Director of the Company to serve until the next annual meeting of the stockholders of the Company.
Effective as of October 18, 2005, Clyde R. Parks resigned as Director, President, Principal Financial Officer and Principal Executive Officer of the Company and all other positions he held with this Company or any of its subsidiaries.

On October 18, 2005, Mr. Blankstein appointed Mike Bowerman and Emil Malak as Directors of the Company, filling two vacancies on the Board of Directors of the Company, to serve until the next annual meeting of the stockholders’ of the Company.
On October 20, 2005, the Board of Directors appointed Dr. Tom Sawyer as Director of the Company, Mr. Malak was appointed Chairman of the Board of Directors, Mr. Bowerman was appointed as President of the Company and Benjamin Tam was appointed as Chief Financial Officer, Jaakko Soininen was appointed as Secretary of the Company.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, the realization of deferred tax assets and the valuation of the guarantee of a note payable and a satisfactory resolution of our accrued liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 “Organization and Summary of Significant Accounting Policies” in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.
GOING CONCERN
The independent registered public accounting firms reports to our financial statements for the year ended December 31, 2005, and for the period from inception (September 9, 2004) to December 31, 2004, include an emphasis paragraph stating that the accumulated losses from operations, cash flow used in operations, working capital deficiency and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
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
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by Net operating loss during 2005 by carry-forward aggregate approximately $641,616 and expire in the years through 2024.
RESULTS OF OPERATIONS
On September 19, 2005, the Company completed a Reverse Merger with Digifonica. As a result, all of the prior year comparative results of operations are those of Digifonica. On April 1, 2005, the Company sold all the shares of its wholly owned subsidiary, Ranging Corp. to Lindsey Vinson, a former officer and director, or assigns, for $100 and therefore the losses of Ranging Corp. are not included as a part of the results of operations presented in this report. We realized a gain on revaluation and settlement of liabilities in the amount of $80,536. We had Net Losses from operations before currency translation adjustments of $2,312,659 for the year ended December 31, 2005, and

$62,773 for the period from inception (September 9, 2004) to December 31, 2004. We had Comprehensive Net Loss of $2,269,097 for the year ended December 31, 2005 and $62,919 for the period from inception (September 9, 2004) to December 31, 2004.

FINANCIAL ANALYSIS OF THE THREE MONTHS AND YEAR ENDED DECEMBER 31, 2005 AND THE PERIOD FROM INCEPTION (SEPTEMBER 9, 2004) TO DECEMBER 31, 2004:

		Period from	Cumulative Period
		Inception	from Inception
	Year Ended	(Sept. 9, 2004) to	(Sept. 9, 2004) to
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005
OPERATING EXPENSES:
Accounting and Audit	$192,159	$—	$192,159
Salaries, wages and commissions	229,803	—	229,803
General and administrative	601,244	16,495	617,739
Legal	347,681	9,940	357,621
Rent	50,777	—	50,777
Depreciation	103,348	—	103,348
Sales and Marketing	474,707	3,263	477,970
Research and development	218,849	20,351	239,200
Travel	165,201	12,724	177,925

TOTAL OPERATING EXPENSES	2,383,769	62,773	2,446,542

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,383,769)	(62,773)	(2,446,542)

OTHER INCOME (EXPENSE):
Interest expense	(5,897)	—	(5,897)
Interest income	152	—	152
Foreign currency Gain/(Loss)	(3,681)	—	(3,681)
Gain on settlement of liabilities	80,536	—	80,536
TOTAL OTHER INCOME (EXPENSE)	71,110	—	71,110

LOSS FROM OPERATIONS	(2,312,659)	(62,773)	(2,375,432)

Income tax expenses	—	—	—

NET (LOSS)	$(2,312,659)	$(62,773)	$(2,375,432)

Revenue:
Revenue was $0 for the three months ended December 31, 2005 and was $0 for the period from September 9, 2004 to December 31, 2004 and was $0 for the year ended December 31, 2005.
Cost of Sales:
Cost of sales was $0 for the three months ended December 31, 2005 and was $0 for the year ended December 31, 2005 as compare to $0 for the period from inception (September 9, 2004) to December 31, 2004.
Operating Expenses:
Operating expenses for operations increased $838,385 to $901,158 for the three months ended December 31, 2005 and increased $2,320,996 to $2,383,769 for the year ended December 31, 2005 as compared to $62,773 for the period from inception (September 9, 2004) to December 31, 2004. Included in the operating expenses were non-recurring legal fees incurred in connection with the acquisition of Digifonica (International) Limited of $241,008 for the three months ended and the year ended December 31, 2005.
The increase in costs during the year ended December 31, 2005, as compared to the period from September 9, 2004 to December 31, 2004, is primarily due to the incurrence of a full year of operations.

Other Income/Expense:
Other income for the three months ended December 31, 2005 was $40 and for the fiscal year ended December 31, 2005 was $152 as compared to $0 for the period from inception (September 9, 2004) to December 31, 2004. Other expense for the three months ended December 31, 2005 was $2,949 and for the fiscal year ended December 31, 2005 was $5,897 as compared to $0 for the period from inception (September 9, 2004) to December 31, 2004. Realized foreign currency loss for the three months ended was $3,681 and for the fiscal year ended December 31, 2005 was $3,681 as compared to $0 for the period from inception (September 9, 2004) to December 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $32,720 at December 31, 2005, as compared to $5,092 at December 31, 2004. The Company has an accumulated deficit of $2,375,432 and a total stockholders’ deficit of $997,021 at December 31, 2005, as compared to $24,211 at December 31, 2004. These deficits are primarily due to the fact that the Company has continued to experience a net loss from operations while the Company is still in development stage.
Operating Activities: Cash used in operating activities was $1,005,546 for fiscal year 2005 while cash used in operating activities was $48,325 for the period from inception (September 9, 2004) to December 31, 2004. The increase in cash used by continuing operations resulted primarily from the continuing development expenses for the VoIP applications and solutions.
Investing Activities: Cash used in investing activities was $1,340,516 for the fiscal year ended December 31, 2005 and cash used in investing activities was $0 for the period from inception (September 9, 2004) to December 31, 2004.
Financing Activities: Cash provided by financing activities was $2,330,128 for the fiscal year ended December 31, 2005 and cash provided by financing activities was $53,563 for the period from inception (September 9, 2004) to December 31, 2004. The increase in cash provided resulted primarily from the issuance of Common Stocks and loans from shareholders.
Our principal uses of cash for fiscal 2005 have been for operating activities and we have funded our operations during fiscal years 2005 and the period from inception (September 9, 2004) to December 31, 2004 primarily by the sale and issuance of Common Stock and incurring indebtedness to stockholders in satisfaction of obligations.

SHORT-TERM DEBT
Our short-term debt at December 31, 2005 consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default since December 31, 2004	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default since December 31, 2004	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due April 1, 2006 in default since December 31, 2004	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default since December 31, 2004	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default since December 31, 2004	5,000

Total	$233,655

LONG-TERM DEBT
We have no debt classified as long-term debt at December 31, 2005.
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
We cannot generate cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants without a significant capital infusion from the sale of our stock, a merger, consolidation or similar corporate transaction. On or before December 31, 2004, the Company has failed to make required payments under the agreements and related documents governing indebtedness and have failed to comply with the financial and operating covenants contained in them. The Company is in default of these obligations.
The Company’s long-term viability as a going concern is dependent on certain key factors, primarily the Company’s ability to obtain a significant capital infusion to complete the development of VoIP system solutions and invest in capital equipment for the VoIP network system for the existing contracts and commitments.

ITEM 7. FINANCIAL STATEMENTS
Filed herewith are our following audited financial statements:

Report of Cinnamon Jang Willoughby & Company, Independent Registered Public Accounting Firm	20
Consolidated Balance Sheet at December 31, 2005 and 2004	21
Consolidated Statement of Operations for the year ended December 31, 2005 and the period from inception (September 9, 2004) to December 31, 2004	22
Consolidated Statement of Changes in Stockholders’ Deficit and Comprehensive Income (Loss) for the year ended December 31, 2005 and the period from inception (September 9, 2004) to December 31, 2004	23
Consolidated Statement of Cash Flow for the year ended December 31, 2005 and the period from inception (September 9, 2004) to December 31, 2004	24
Notes to Financial Statements	25-36

Cinnamon Jang Willoughby & Company
Chartered Accountants
A Partnership of Incorporated Professionals
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Moliris Corp. (A Development Stage Corporation):
     We have audited the consolidated balance sheets of Moliris, Inc. and its subsidiaries (a development stage company) as at December 31, 2005 and 2004 and the consolidated statements of operations, changes in stockholders’ deficit and comprehensive income (loss) and cash flows for the year ended December 31, 2005, for the period from inception (September 9, 2004) to December 31, 2004 and for the period from inception (September 9, 2004) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the periods then ended and for the period from the date of inception (September 9, 2004) to December 31, 2005 in conformity with generally accepted accounting principles in the United States.
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has a working capital deficiency, is in default on its notes payable and has sustained operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Cinnamon Jang Willoughby & Company”

Burnaby, Canada
June 1, 2006

MOLIRIS CORP.
(A Development Stage Corporation)
CONSOLIDATED BALANCE SHEET

	December 31	December 31
	2005	2004
ASSETS

Cash and cash equivalents	$32,720	$5,092
Interest receivable	—	943
Other receivable	56,122	—
Inventory	3,623
Prepaid expenses	65,979	—

Total current assets	158,444	6,035

Leasehold Improvements, Software and Equipment, Net of accumulated depreciations of $103,348 (Note 4)	1,296,449	—

TOTAL ASSETS	$1,454,893	$6,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	892,462	15,391
Notes payable in default (Note 5)	233,655	—
Guarantee of bank note payable in default (Note 6)	138,450	—
Accrued expenses (Note 7)	703,890	—
Due to Related Parties	194,974	14,855
Loans from shareholders	288,483	—

Total current liabilities	2,451,914	30,246

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, (2004: $2.02 par value), 50,000,000 (2004: 2,000) shares authorized:
22,330,400 issued and outstanding at December 31, 2005 and 100 issued and outstanding at December 31, 2004	22,330	202

Class “B” common stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—	—

Additional paid in capital	1,312,665	38,506

Accumulated other comprehensive income (loss)	43,416	(146)
Deficit accumulated during the development stage	(2,375,432)	(62,773)

TOTAL STOCKHOLDERS’ DEFICIT	(997,021)	(24,211)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,454,893	$6,035

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
(A Development Stage Corporation)
CONSOLIDATED STATEMENT OF OPERATIONS

		Period from	Cumulative Period
		Inception	from Inception
	Year Ended	(Sept. 9, 2004) to	(Sept. 9, 2004) to
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005
OPERATING EXPENSES:
Accounting and Audit	$192,159	$—	$192,159
Salaries, wages and commissions	229,803	—	229,803
General and administrative	601,244	16,495	617,739
Legal	347,681	9,940	357,621
Rent	50,777	—	50,777
Depreciation	103,348	—	103,348
Sales and Marketing	474,707	3,263	477,970
Research and development	218,849	20,351	239,200
Travel	165,201	12,724	177,925

TOTAL OPERATING EXPENSES	2,383,769	62,773	2,446,542

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,383,769)	(62,773)	(2,446,542)

OTHER INCOME (EXPENSE):
Interest expense	(5,897)	—	(5,897)
Interest income	152	—	152
Foreign currency Gain/(Loss)	(3,681)	—	(3,681)
Gain on settlement of liabilities	80,536	—	80,536

TOTAL OTHER INCOME (EXPENSE)	71,110	—	71,110

LOSS FROM OPERATIONS	(2,312,659)	(62,773)	(2,375,432)

Income tax expenses	—	—	—

NET (LOSS)	$(2,312,659)	$(62,773)	$(2,375,432)

NET (LOSS) PER SHARE — BASIC and DILUTED:
Net (Loss)	$(0.12)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
— BASIC and DILUTED	19,293,545	12,347,400
The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
(A Development Stage Corporation)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND
THE PERIOD FROM INCEPTION (SEPTEMBER 9, 2004) TO DECEMBER 31, 2004

	Common Stock
						Total
			Additional Paid	Comprehensive	Accumulated	Stockholders’
	Shares Issued	Amount	In Capital	Income (Loss)	Deficit	Deficit
Shares issued for cash	100	$202	$38,506	$	$	$38,708

Cumulated translation adjustment-2004				(146)		(146)

(Loss) for the period from inception (Sept. 9, 2004) to December 31, 2004					(62,773)	(62,773)

Comprehensive (Loss) from inception to Dec. 31, 2004						(62,919)

December 31, 2004 Balance:	100	202	38,506	(146)	(62,773)	(24,211)

Recapitalization for acquisition of Digifonica	20,740,300	20,538	(785,951)	0	0	(765,413)

POST ACQUISITION BALANCE	20,740,400	20,740	(747,445)	(146)	(62,773)	(789,624)

Cancellation of shares of November 2005	(520,000)	(520)	520			—

Shares issued for cash	1,590,000	1,590	2,054,910		—	2,056,500

Shares issued for services rendered – valued on March 9, 2005	520,000	520	4,680			5,200

Cumulative translation adjustments				43,562		43,562

Loss for year 2005					(2,312,659)	2,312,659)

Comprehensive Loss						(2,269,097)

BALANCE AT December 31, 2005	22,330,400	$22,330	$1,312,665	$43,416	$(2,375,432)	$(997,021)

The accompany notes are an integral part of these financial statements.

MOLIRIS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOW

			Cumulative Period
		Period from Sep.,	from Inception
	Year Ended	9, 2004	(Sep. 9, 2004) to
	Dec. 31, 2005	to Dec. 31 2004	Dec. 31, 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,312,659)	$(62,773)	$(2,375,432)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	103,348	—	103,348
Common Stock issued for services rendered	5,200		5,200
Changes in operating assets and liabilities:
Accounts receivable	916,196	(943)	915,253
Inventory	(3,623)		(3,623)
Prepaid & other current assets	(41,614)		(41,614)
Accounts payable	383,331		383,331
Accrued expenses	(28,223)	15,391	(12,832)
Due to related party	(27,502)		(27,502)

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(1,005,546)	(48,325)	(1,053,871)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Leasehold improvements, software and equipment	(1,399,798)		(1,399,798)
Payable from Purchase of Property and Equipment	59,282		59,282

NET CASH (USED) IN INVESTING ACTIVITIES	(1,340,516)	—	(1,340,516)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock, for cash	2,056,500	38,708	2,095,208
Proceed from loan	273,628	14,855	288,483

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	2,330,128	53,563	2,383,691
Effect of Foreign currency translation on cash and cash equivalents	43,562	(146)	43,416

NET INCREASE (DECREASE) IN CASH	27,628	5,092	32,720
CASH AT BEGINNING OF PERIOD	5,092	0	0

CASH AT END OF PERIOD	$32,720	$5,092	$32,720

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$5,897	$155	$6,052

Non-cash investing and financing activities:
Liabilities assumed, reverse merger	$765,413		$765,413

Common shares issued for services	$5,200		$5,200

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Moliris Corp., (“the Company”) was originally incorporated in the State of Florida on June 20, 2000 as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003 and the assumed name of Advantage Packaging was obtained. On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of the Company (the “recapitalization”). The operations of HH, Advantage Packaging and Moliris Packaging Corp. were ceased in 2004. As of April 1, 2005, the Company sold its interest in Ranging Corp. to Lindsey Vinson.
The consolidated financial statements include Moliris Corp. and its wholly owned subsidiaries, Digifonica (International) Limited, organized in Gibraltar on September 9, 2004, Digifonica Intellectual Properties (DIP) Limited, organized in Gibraltar on September 25, 2003, Digifonica Canada Limited, organized in Canada on July 29, 2004 and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004 (inactive).
On September 19, 2005, Moliris Corp. completed the purchase of all the issued and outstanding shares of Digifonica (International) Limited (“DIGIFONICA”) by issuance of shares of the Company’s common stock. Ultimately the former DIGIFONICA stockholders and nominees owned a total of 81% of the outstanding common stock of Moliris (hereinafter, the foregoing transaction being the “Reverse Merger”).
Under accounting principles generally accepted in the United States (US GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by DIGIFONICA for the net monetary assets of Moliris, accompanied by a recapitalization. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the “legal acquirer” (Moliris), are those of the “legal acquiree” (DIGIFONICA) (i.e. the accounting acquirer).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The Company has elected to prepare its consolidated financial statements in accordance with generally accepted accounting principles (United States) with December 31 as its year end. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-KSB and Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company is a development stage enterprise that, through its subsidiary (Digifonica), is developing, with the intent of producing and selling, Voice-Over-Internet-Protocol (VoIP) communication systems. The Company acquired the design rights, computer programming and other proprietary information for a significant component of its VoIP system from principals of the Company.
Income Taxes
Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (‘SFAS 109’). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
There were no accounts receivable from customers at December 31, 2005 and 2004.
Software Development
Software development costs incurred prior to the establishment of technological feasibility are expensed to operations in the period they are incurred. Costs of producing product masters incurred subsequent to establishing technological feasibility have been capitalized. Capitalized software is amortized on a straight-line basis over five years commencing when the software is available for use.
Inventories
Inventories, consisting primarily of VoIP telephone equipments and adaptors, are valued at the lower of cost and market, with cost being determined by use of First-In First Out (FIFO) method. Costs that are inventoried include product costs, direct labor and related manufacturing overhead.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Leasehold Improvement, Software and Equipment
Leasehold improvements are depreciated on a straight-line basis over the term of the lease. Property and equipment is recorded at cost and is depreciated over its estimated useful life, using the declining balance method as follows:

Furniture and fixtures	20%
Computers	33%
Nodes	33%
Equipment	20%
Software	100%
Capitalized software (a)	20%
(a)	No provision for depreciation is taken until the assets are put into use.
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
Foreign Exchange Translation
The Company incurs transactions in foreign currencies. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historic rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.
The company follows the current rate method of translation with respect to its presentation of these consolidated financial statements in the reporting currency, being the United States dollar. Accordingly, assets and liabilities are translated into US dollars at the exchange rate in effect at the balance sheet date, while revenue and expenses are translated at the average exchange rate during the period. Related exchange gains or losses are included in a separate component of stockholders’ deficits as accumulated other comprehensive income/(loss).
Fair Value of Financial Instruments
The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our short term debts is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of note payable approximate book value at December 31, 2005.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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
Revenue Recognition
The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, title passes to the customer, typically upon delivery, and when collection of the fixed or determinable selling price is reasonable assured. The Company does not expect to recognize any revenue until 2006.
Loss per Common Share
Basic (loss) per share is computed using the weighted average number of common shares outstanding during the respective periods. The computation was not adjusted for warrants outstanding as it would be anti-dilutive. There were no common stock equivalents or other items to adjust the numerator or denominator of the computations.
Accumulated Other Comprehensive Income
As of the date of these consolidated financial statements, we had no other components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130 except foreign currency exchange translations.
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

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company has adopted SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2005, the Company had no stock-based compensation awards.

NOTE 3:	GOING CONCERN
These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated operating losses of $2,375,432 since its inception and had a working capital deficiency of $2,293,470 at December 31, 2005. The Company is in default of covenants and repayment schedules with most creditors. The continuation of the Company is dependent upon the continuing support of creditors and stockholders, long-term financing, ongoing product development, the successful implementation of a marketing program, market acceptance of its products and achieving profitability. Management plans to raise additional equity capital. The Company also expects to recognize revenues in 2006 from sales of Version 1.50 of its VoIP system and related products. Subject to the raising of capital, management expects increased revenue from the sale of Version 2.00 of its VoIP system and related products expected to be completed in early 2006. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

NOTE 4:	LEASEHOLD IMPROVEMENTS, SOFTWARE AND EQUIPMENT
The Leasehold Improvements, Software and Equipments consist of the following assets:

2005
Leasehold improvements	$150,316
Furniture & fixtures	18,028
Computers	78,698
Software	55,919
Capitalized Software	628,993
Equipment	205,354
Nodes	262,489

1,399,797
Accumulated Depreciations	(103,348)

$1,296,449

Depreciation expense for the year ended December 31, 2005 was $103,348. There was no depreciation expense for the period ended December 31, 2004.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 4:	LEASEHOLD IMPROVEMENTS, SOFTWARE AND EQUIPMENT (CONTINUED)
The Company has capitalized the cost of development related to wages, contractor fees and other related costs for software designs and applications products of VoIP system and applications based on the Statement of Financial Accounting Standards No. 86. The amount of Capitalized Software for the year ended December 31, 2005 was $628,993.

NOTE 5:	NOTES PAYABLE IN DEFAULT
The notes payable at December 31, 2005 consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default as of December 31, 2005.	$178,500
$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default as of December 31, 2005.	4,766
$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due July 1, 2005 in default as of December 31, 2005.	17,889
$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of December 31, 2005.	27,500
$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default as of December 31, 2005.	5,000

Total	$233,655

The notes payable were assumed as part of the reverse merger transaction and no reduction in the amounts due were made in 2005.         .
NOTE 6: NOTE GUARANTEE
On May 29, 2003, the Company’s bank line of credit, of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lender’s option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of HH. As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” applies and has recorded the guarantee as a liability. At December 31, 2005, the Company is obligated under the guarantee in the amount of $138,450. The note has been in default since December 31, 2004.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 7:	ACCRUED EXPENSES
The accrued liabilities are comprised of the following at December 31, 2005:

Accrued Lease Liability	$260,013
Accrued Payroll and Taxes	149,108
Lawsuit Settlement(s)	111,000
Sales Tax Payable	6,648
Accrued professional fees	76,097
Accrued interest expense	18,318
Credit Card Payable	54,015
Bank overdraft	631
Accrued Expenses	28,060

$703,890

NOTE 8:	RECAPITALIZATION OF REVERSE MERGER
On September 19, 2005, the Company completed the acquisition of Digifonica (International) Limited (“DIGIFONICA”) by issuance of unregistered and newly issued common shares of the Company. Ultimately, the former DIGIFONICA stockholders and nominees owned a total of 81% of the outstanding common stock of Moliris. Under accounting principles generally accepted in the United States (US GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by DIGIFONICA for the net monetary assets of Moliris Corp., accompanied by a recapitalization. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse merger accounting, the post reverse-acquisition comparative historical financial statements of the “legal acquirer” (Moliris Corp.), are those of the “legal acquiree” (DIGIFONICA) (i.e. the accounting acquirer). In order to correctly present the Consolidated Accumulated Deficit of the Company’s group of corporations, a recapitalization of $765,413 was recognized as adjustment to the Additional Paid-In Capital of December 31, 2004 to $785,951 as per Consolidated Statement of Changes in Stockholders’ Deficit.
As at September 19, 2005, the fair value of the net liabilities of Moliris Corp. which were acquired are as follows:

Liabilities
Accounts Payable	$433,568
Notes Payable in default	233,655
Guarantee of bank note payable	138,451
Accrued Expenses	732,113
Due to Related Parties	222,477

Total current liabilities	$1,760,264

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 8:	RECAPITALIZATION OF REVERSE MERGER (CONTINUED)

Less:
Assets
Cash	18,293
Interest Receivable-Digifonica	8,500
Share subscription Receivable (Net)	326
Notes Receivable – Digifonica	962,550
Prepaid Expenses	5,182

Total Assets	994,851

Net liabilities of Moliris Corp.	$765,413

NOTE 9:	STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS
The Company is authorized to issue the following:
•	50,000,000 shares of its common stock with par value of $.001 (2004: 2,000 shares with par value of $2.02 each).

•	1,000,000 shares of its Class B common stock with no par value.
At December 31, 2005, no Class B common stock had been issued. The following is a summary of common stock activity for the period ending December 31, 2005:

			Additional
	Number		Paid In
	Issued	Par Value	Capital	Total
September 9, 2004 (date of inception) and December 31, 2004	100	$202	$38,506	$38,708
Reverse capitalization and share exchange with Digifonica	20,740,300	20,538	(785,951)	(765,413)

Post acquisition balance – Dec. 31, 2004	20,740,400	20,740	(747,445)	(726,705)
March 30, 2005 private placement for cash issued November 29, 2005	581,000	581	289,919	290,500
September 12, 2005 private placement for cash	19,000	19	28,481	28,500
October 14, 2005 private placement for cash	970,000	970	1,696,530	1,697,500
October 18, 2005 compensation for services rendered on March 9, 2005 valued at $5,200	520,000	520	4,680	5,200
November 16, 2005 Cancellation of Mycobis transaction	(520,000)	(520)	520	—
November 23, 2005 private placement for cash, issued March 2006	20,000	20	39,980	40,000

Total	22,330,400	$22,330	$1,312,665	$1,344,995

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 9:	STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS (CONTINUED)
On September 9, 2004, Digifonica (International) Limited was incorporated. At this time 100 shares were issued for proceeds of GIP100 (USD 202).
On March 9, 2005, as described in Note 1, Digifonica and Moliris entered into a share exchange agreement where the shareholders of Digifonica exchanged their shares for 10,000,000 shares of Moliris. The transaction completed on September 19, 2005.
On March 30, 2005, the Company received subscription funds of $140,000 for 280,000 shares of its common stock and 140,000 common stock share purchase warrants exercisable at $1.00 each until April 17, 2006.
On March 30, 2005, the Company received subscription funds of $150,500 and on November 29, 2005 issued 301,000 of its common stock and 150,500 common stock share purchase warrants exercisable at $1.00 each until November 29, 2006.
On September 12, 2005, the Company issued 19,000 shares of its common stock and 9,500 common stock share purchase warrants exercisable at $2.30 each until May 11, 2007 in exchange for $28,500 cash.
On October 14, 2005, the Company issued 970,000 shares of its common stock and 485,000 common stock share purchase warrants exercisable at $2.30 each until October 10, 2007 in exchange for $1,697,500 cash.
On October 18, 2005, the Company issued 520,000 shares of its common stock to an entity for services rendered on March 9, 2005. These shares were valued by the Company at $5,200.
On November 16, 2005, the Company received 520,000 shares from Mycobis Corp., Kelsay Ventaventer and Hill Capital Corp. for cancellation after the rescission of the acquisition of Mycobis Corp. dated October 27, 2004.
Warrants:

Number of Warrants	Exercise Price	Expiration Date
405,000	$1.00	April 17, 2006
150,500	$1.00	November 29, 2006
97,000	$2.30	May 11, 2006
167,500	$2.30	May 11, 2007
485,000	$2.30	October 10, 2007
10,000	$3.00	March 16, 2008

1,315,000

Stock Options:
At December 31, 2005, the Company does not have any stock options outstanding.

NOTE 10:	INCOME TAXES
There was no current income tax expense during 2005 and the period from September 9, 2004 to December 31, 2004 due to the Company’s cumulative net losses. The Company’s tax benefit differs from the “expected” tax benefit for the years ended December 31, 2005 and the period from September 9, 2004 to December 31, 2004 (computed by applying the Federal Corporate tax rate of 34% to losses before taxes incurred in United States, and 35% to Canada), as follows:

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 10:	INCOME TAXES (CONTINUED)

	2005	2004
Computed “expected” tax benefit/(expense)	$641,616	$21,657
Non-deductible expenses applicable to fines and penalties
Change in valuation allowance	(641,616)	(21,657)

	$—	$—

The deferred tax benefit applicable to the net operating loss was $641,616 for the year ended December 31, 2005
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets
Net operating loss	$641,616	$21,657
Bad Debt Allowance	0	0

Total deferred tax assets	641,616	21,657
Valuation allowance	(641,616)	(21,657)

Net deferred tax asset	$—	$—

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Net operating loss carry-forward aggregate approximately $1,887,106 at December 31, 2005, and expire in the years through 2025.

NOTE 11:	LEASE COMMITMENTS
Rental expense charged to the continuing operations under operating leases for the year ended December 31, 2005 and the period from inception to December 31, 2004 was $50,776 and $nil, respectively.
The Company leased office premises beginning July 1, 2005 and expiring on December 31, 2009. The future minimum lease payments at December 31, 2005 were as follows:

Year	Amount
2006	$86,233
2007	86,233
2008	86,233
2009	86,233
$344,932

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 12:	COMMITMENTS, CONTINGENCIES & LITIGATION
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
In 2005, Linpac, Inc. filed a claim in the court of Dallas County, Texas for outstanding invoices of HH Corrugated dating back from January 2003 to April 2003. This claim is pending to an appeal for dismissal to be made to the court as the management believes that Moliris did not purchase the assets of HH Corrugated until October 2003 and did not assume the debts to Linpac, Inc.
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
In July, 2005, Digifonica (International) Limited (“DIL”) and Shenzhen Yinbo Telecommunications Co. Ltd. (“Yinbo”) entered into a Joint Venture Contract for the establishment of Shenzhen Sino-Can Inter-Communication Technology Limited. (“JV Company”). The JV Company has the exclusive right to cooperate with Yinbo in marketing and provisioning of telecom services to customers in China. Yinbo has a Call Center telecommunication license to operate nationally in China. In November 2005, Yinbo obtained an additional Internet Content Provider License for the JV Company. The cooperation agreement allows Yinbo to use proprietary telecommunications services developed by DIGIFONICA. The JV Company’s right to enforce exclusivity by Yinbo is covenant by commitment made by DIGIFONICA to invest $15 million by the end of 2009; this amount may be adjusted based on the market conditions in the target cities.
As of December 31, 2005, the Company has paid $185,000 into the JV Company for 2005. The investments into the JV Company were expensed as operating expenses in the consolidated financial statements of the Company.

NOTE 13:	CONCENTRATIONS OF RISK
The Company intends to sell its products and services to customers in Canada, Europe and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.
Our financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

NOTE 14:	RELATED PARTIES TRANSACTIONS
Amounts due to related parties are non-interest bearing, due on demand, unsecured, with payment expected in 90 days.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 14:	RELATED PARTIES TRANSACTIONS (CONTINUED)
Loans from shareholders are non-interest bearing, due on demand and unsecured.

NOTE 15:	SUBSEQUENT EVENTS
Between the period of January 1, 2006 to April 20, 2006, the Company received unrestricted subscription proceeds for the private placement of 258,200 shares of its Common Stock at $2 per share and 129,100 Common Stock share purchase warrants to purchase one additional share of common stock of the Company at an exercise price of $3.00 per share with an expiration date of March 16, 2008. These Shares were subscribed for by 12 accredited investors for an aggregate subscription price of $516,400. No underwriter, placement agent, or finder was involved in the transaction.
Between the period of January 1, 2006 to April 17, 2006, the Company received proceeds from the exercise of 305,000 warrants for 305,000 shares of its Common Stock at $1 per share for an aggregate amount of $305,000. These warrants were issued on April 17, 2005 as part of the private placement of 810,000 restricted shares of Common Stock at $0.50 and 409,000 warrants expiring on April 17, 2006.
On January 24, 2006, the Company’s JV partner, Shenzhen Yinbo Telecommunication Incorporated obtained approval of two additional telecommunication licenses, Internet Information Contents Services, and Internet Service Provider for the entire country of the People’s Republic of China.
On February 6, 2006, DIGIFONICA entered an agreement with Dangaard Telecom A/S, a corporation incorporated under the laws of Denmark, to form a subsidiary in Luxembourg to provide VoIP telephone services marketed by Dangaard’s existing 30,000 resellers throughout Europe. DIGIFONICA will grant the subsidiary an irrevocable and exclusive license to use the VoIP technology and applications developed by DIGIFONICA and to purchase the services from DIGIFONICA at the base wholesale prices. The exclusive license covers 15 countries, Denmark, Norway, Sweden, Germany, Austria, Switzerland, The Netherlands, Belgium, Luxembourg, France, Italy, Spain, Portugal, Poland and Hungary. Dangaard has the first right of refusal for the remaining European and East-European countries, India, Turkey and Middle East. Furthermore, Dangaard has an option to purchase 50% of the subsidiary in Luxembourg.
As of May 15, 2006, two shareholders and their related parties have advanced an additional $506,347 as shareholder loans to the Company. The Company has agreed to pay a fee of $4,545 for a loan of $109,091. The balance of the loans are non-interest bearing, unsecured and payable on demand.

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
During the Company’s fiscal year ended December 31, 2004, and through June 27, 2005, there were no disagreements with Turner Stone & Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Turner Stone, would have caused Turner Stone to make reference thereto in connection with its reports on the financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
The Corporation engaged Killman, Murrell & Company P.C. on June 17, 2005 as its principal accountant to audit the Corporation’s financial statements for the year ended December 31, 2004.
During the Company’s fiscal year ended December 31, 2004 and through October 14, 2005, neither the Company nor any person on the Company’s behalf consulted with Killman, Murrell & Company, P.C. regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (ii) any matter that was the subject of a disagreement or event described in Items 304(a)(1)(iv) or (v) of Regulation S-K.
Effective October 14, 2005, the Company engaged HLB Cinnamon Jang Willoughby & Company as its principal accountant to audit the Corporation’s financial statements for the year ended December 31, 2005.
During the Company’s most recent fiscal year ended December 31, 2005, and through June 1, 2006, there were no disagreements with HLB Cinnamon Jang Willoughby & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HLB Cinnamon Jang Willoughby & Company, would have caused HLB Cinnamon Jang Willoughby & Company to make reference thereto in connection with its reports on the financial statements for such year; and there were no reportable events for the year ended December 31, 2005.

ITEM 8A.	DISCLOSURE CONTROLS AND PROCEDURES
The registrant maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2005. The significant deficiencies and material weaknesses are due to the limited personnel, limited capital resources, the discontinuance of its operations and the changes in management of the Company.
Internal Control Over Financial Reporting
(a)	Management’s Annual Report on Internal Control over Financial Reporting.
The management of Moliris Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Moliris’ internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. Moliris Corp. management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal

Control – Integrated Framework. Based on its assessment, Moliris Corp. management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
(b)	Attestation Report of the Registered Public Accounting Firm Moliris’ independent registered public accounting firm, HLB Cinnamon Jang Willoughby & Company, has not provided an attestation report on management’s assessment of the Company’s internal control over financial reporting of the Company.

(c)	There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.
There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 but was not reported.
PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
DIRECTORS AND EXECUTIVE OFFICERS
The directors and officers of the Company, as of June 2, 2006, are set forth below.

Name	Age	Positions and Offices	Years
Emil Malak	53	Chairman	Sept. 2005
Michael Bowerman	58	Director and President	May, 2005
W. Gordon Blankstein	54	Director	Sept. 2005
Dr. Tom Sawyer	72	Director	Oct. 2005
Benjamin Tam	54	Chief Financial Officer	Sept. 2005
Konstantin Kropivny	43	Chief Technology Officer	March, 2006
Dennis Sita	42	Senior Vice-President	Oct. 2005
Jaakko Soininen	38	Vice President	Aug. 2005
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
BOARD OF DIRECTORS/EXECUTIVE OFFICERS
DIRECTORS
Emil Malak, 53 — Director and Chairman
Mr. Malak is currently the Chairman of Moliris Corp. and Digifonica, a worldwide telecommunications network provider, that uses VOIP globally. In addition, Mr. Malak is Chairman of Albonia, Limited; an environmental technology company focused on waste, air purification and water production. Mr. Malak has extensive experience in real estate and restaurant development and management. Mr. Malak has written a musical operetta, a second world war novel and an animation series for children. He has obtained a Higher National Diploma (HND) in Hotel Administration from Hollings Faculty, Manchester, UK (1975) and was a guest lecturer at Sheffield Polytechnic, UK.
Mike Bowerman, 58 — Director and President
A senior-level professional with over 30 years in the telecommunications industry including broad business development and management experience gained through tenures with, among others, Hutchison Telecom, Philips Industries and Orange Cellular, Europe. Prior to joining Digifonica, Mr. Bowerman was with the Rok Entertainment Group as Business Development Director where he managed senior relationships with all major European mobile networks to deliver partnership revenue opportunities. He earned his HNC qualifications in Business and Marketing in the United Kingdom.
W. Gordon Blankstein, 54 — Director
W. Gordon Blankstein is currently a member of the board of directors of Genco Resources, Ltd., a publicly-traded mining company and has been since 2002. He is also Director of Tribeworks, Inc., a publicly-traded software company. From 1997 through 2002, Mr. Blankstein was Chairman and Chief Executive Officer of Global Light Telecommunications, Inc., an American Stock Exchange-listed company. Mr. Blankstein obtained a B.Sc. (Agri.) from the University of British Columbia in 1973 and an MBA from the University of British Columbia in 1976.
Dr. Tom Sawyer, 72 — Director
Dr. Tom Sawyer has been Senior Scientific advisor to three US Presidents. He has been an innovator and entrepreneur in telecom hardware. From 1998 through 2002, Dr. Sawyer served as Director and Chief Technology Officer of Global Light Telecommunications, Inc. of Vancouver, B.C., and he was President and Chief Executive Officer of TeleCom, Inc. from 2002 through 2005. Dr. Sawyer obtained a B.Sc. (Engineering) from U.C.L.A, a M.A. (Business and Urban Affairs) from Occidental College, a Ph.D. (Clinical Psychology) from Florida State and a Ph.D. (Management) from Walden University. Dr. Sawyer performed Graduate Research (Public Affairs) at Coro Foundation and has completed other graduate studies at the University of Utah, the University of Southern California and California Institute of Technology.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
Benjamin Tam, 54 — Chief Financial Officer
Benjamin has been a Certified General Accountant since 1978 and has over 30 years of management, finance and accounting experience. During the last nine years he has been a public accountant and consultant to a number of clients in various industries. Prior to 1996, he spent nine years as Chief Financial Officer for a publicly traded high-tech company listed on the Vancouver Stock Exchange and NASDAQ Over-the-Counter Bulletin Board.
Konstantin Kropivny, 43 — Chief Technology Officer
Konstantin Kropivny has over ten years of Telecommunications and IP network routing/security expertise, certified in numerous technologies including Cisco, Nortel, Sun and others. Konstantin is recognized as an innovator and experienced Internet and Telecom engineer both in North America and in Russia. Konstantin holds a PhD EE from the Moscow Institute of Technology (MFTI) and has worked on projects including instrumentation and control systems for Energia-Buran, NASP in the Central Institute for Space Research in Russia and Institute for Fluid Dynamics in Germany.
Dennis Sita, 44 — Senior Vice President
Dennis is a seasoned technical and network professional with over 15 years of experience designing, developing and managing networks and Internet businesses. For the last two years, he has been with WebConsult, a consulting enterprise. Prior to this, he spent three years with Microsoft in a variety of positions including Senior Technologist — MSN International Operations, Business Partner Network Infrastructure Manager, and Application Release Manager. In between, he has been the founder of companies including Authora Inc, Galaxy 7 and One Technology, all based in Seattle, WA. Dennis has his BA in Radio and Television Production from the University of Idaho.
Jaakko Soininen, 38 — Vice President
Jaakko Soininen received his Bachelor of Business Administration (BBA) from Simon Fraser University in 1992. From 1993 to 1995 he designed and developed management information systems at Westech Information Systems Inc., Vancouver, B.C., Canada. In 1997, Mr. Soininen received his Master of Applied Science, Engineering (MaSC) from University of Waterloo. From 1996 to 2000 Jaakko was employed by Comptel Corporation, Helsinki, Finland. Having positions as Project Management (responsible for deliveries of Comptel’s products to multiple telecommunication operators in North America) and Department Manager (responsible for all marketing, sales and partnership activities in the region while also managing and a team of professionals involved in the delivery of Comptel’s solutions in North and South America). In 2000, Mr. Soininen was assigned to be the Managing Director of Comptel Communications, Inc, Arlington, Virginia, USA a subsidiary of Comptel Corporation.
FAMILY RELATIONSHIPS
None
CERTAIN LEGAL PROCEEDINGS
No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years. .
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2005 there were no delinquent filers except as set forth below:

W. Gordon Blankstein became a director and 10% owner on September 13, 2005 and the related Form 3 and Form 4 required under Section 16(a) were due on September 15, 2005 and have not been filed.
Emil Malak became a director and 10% owner on September 13, 2005 and the related Form 3 and Form 4 required under Section 16(a) were due on September 15, 2005 and have not been filed.
Dr. Thomas Sawyer became a director on October 21, 2005 and the related Form 3 required under Section 16(a) was due on October 31, 2005 and has not been filed.
Michael Bowerman became a director, President and Chief Operating Officer on September 13, 2005 and the related Form 3 required under Section 16(a) was due on September 23, 2005 and has not been filed.
Benjamin Tam became Chief Financial Officer on September 13, 2005 and the related Form 3 required under Section 16(a) was due on September 23, 2005 and has not been filed.
Jaakko Soininen became Vice President on September 13, 2005 and the related Form 3 required under Section 16(a) was due on September 15, 2005 and has not been filed.
Dennis Sita became Senior Vice President on October 21, 2005 and the related Form 3 required under Section 16(a) was due on October 31, 2005 and has not been filed.
Konstantin Kropivny became Chief Technology Officer on March 1, 2006 and the related Form 3 required under Section 16(a) was due on March 13, 2006 and has not been filed.
AUDIT COMMITTEE FINANCIAL EXPERT; AUDIT COMMITTEE
The Company does not have an Audit Committee Financial Expert as the new management has just taken over the Company on September 19, 2005. The current board of directors has not appointed or elected any committee member for this purpose until a full board has been elected at the annual general meeting.
CODE OF ETHICS
We adopted a code of ethics that is available on request, and will be provided in print without charge to any stockholder who submits a request in writing to Moliris Corp., Investor Relations, 1424 – 4710 Kingsway, Burnaby, British Columbia, Canada V5H 4M2. The code of ethics applies to each of our directors and officers, including the chief financial officer and chief executive officer, and all of our other employees and the employees of our subsidiaries. The code of ethics provides that any waiver of the code of ethics may be made only by our board of directors.

ITEM 10.	EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table shows for the fiscal years ending December 31, 2005, and 2004, the compensation awarded or paid by Moliris Corp. to its Chief Executive Officer and any of the executive officers of Moliris Corp. (the “Named Executive Officers”):
SUMMARY COMPENSATION TABLE

Long Term Compensation
					Awards		Payouts
Securities
					Restricted	Underlying	LTIP	All
Name & Principal Position		Annual Compensation		Other Annual	Stock	Options /SARs	Payouts	Other
Compensation	Year	Salary($)	Bonus($)	Compensation($)	Award(s)	(#)	($)	Compensation
Michael Bowerman	2005	$256,836	0	0	0	0	0	0
Director and President (1)

(1)	Mr. Bowerman has been President of Digifonica since March 2005 and President and a director of Moliris Corp. since October 2005.
No Stock Options or SAR Grants were granted in 2005 and none are outstanding.
EMPLOYMENT AGREEMENTS
We have employment agreements with all executive officers as well as other employees of the Company or its subsidiaries. The standard terms of our agreements covers the duties and responsibilities of each individual for specific job descriptions and titles as well as probationary period and termination clause. Each employee must sign a Non-disclosure and Confidentiality Agreement as well as Non-compete Agreement for officers and directors of the Company.
Management Agreement between Michael Bowerman and Digifonica (International) Limited.
Pursuant to a management agreement dated in March 2005 between the Company and Mr. Michael Bowerman, the monthly compensation for management and consulting services is GBP 15,000 per month on a month-to-month basis. A Non-disclosure and Confidentiality Agreement was signed by Mr. Bowerman.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of June 1, 2006, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

	Amount and Nature
Name and Address	of Beneficial Ownership(1)	Percentage of Class
Emil Malak Director, Chairman 4710 Kingsway, Suite 1424 Burnaby, B. C. Canada V5H 4M2	4,029,500(2)	17.9%

W. Gordon Blankstein Director 999 West Hastings, Suite 550 Vancouver, B.C. Canada V6C 2W2	2,673,500(2)(4)	11.9%

Dr. Thomas E. Sawyer Director 3449 East Seven Springs Drive Sandy, Utah 84090	—	—

Michael Bowerman Director and President c/o The Company 4710 Kingsway, Suite 1424 Burnaby, BC, Canada V5H 4M2	—	—

Clay Perreault c/o Rose-Mary Liu Basham 2550 — 200 Granville St. Vancouver, B.C. Canada V6C 1S4	3,300,000	14.6%

Robert Blankstein 999 West Hastings, Suite 550 Vancouver, B.C. Canada V6C 2W2	1,576,500(3)	7.0%

Clyde R. Parks 7507 Lavendale Avenue Dallas, Texas 75230	1,424,600(5)	6.3%

Benjamin Tam Chief Financial Officer c/o The Company 4710 Kingsway, Suite 1424 Burnaby, BC, Canada V5H 4M2	—	—

Dennis Sita Senior Vice President c/o The Company 4710 Kingsway, Suite 1424 Burnaby, BC, Canada V5H 4M2	—	—

Jaakko Soininen Vice President #18-6333 Princess Lane Richmond, BC, Canada V7E 6T3	20,000	*

Konstantin Kropivny Chief Technology Officer c/o The Company 4710 Kingsway, Suite 1424 Burnaby, BC, Canada V5H 4M2	—	—

Total ownership by our officers and directors	6,723,000	29.8%

Total ownership by individuals over 5%	13,004,100	57.7%

*	Less than one percent (1%)
(1)	Includes all shares of Common Stock with respect to which each holder directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares.

(2)	Includes 1,897,000 shares held as tenants in common by Messrs. Malak and Gordon Blankstein.

(3)	Includes 276,500 shares held in trust for Mr. Robert Blankstein’s son, Charlie Blankstein.

(4)	Includes 200,000 shares held by Sunwest Ventures, Ltd., over which Mr. Gordon Blankstein has voting and investment control.

(5)	Includes 24,600 shares held by BAMDS, Inc., a corporation wholly owned by Clyde Parks.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Between the periods November 2005 to December 31, 2005, the Company issued a number of promissory notes to four shareholders and companies controlled by the individual shareholder lenders in the aggregate principal amount of $266,512. These notes do not bear interest and are payable upon demand. The proceeds of these loans were used to cover payroll and operating expenses of the Company.

ITEM 13.	EXHIBITS
Exhibits are incorporated herein by reference or are filed with this Form 10-KSB as indicated below (numbered in accordance with Item 601 of Regulation S-B:

Exhibit No.	Description
3.1	Articles of Incorporation of Moliris Corp., as amended

3.2	Restated Bylaws of Moliris Corp.

4.1(*)	Exchange Agreement between Moliris Corp., Digifonica (International) Limited and the shareholders of Digifonica (International) Limited dated April 25, 2005 (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on September 22, 2005

21.1	Subsidiaries of Moliris Corp.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated by Reference

(b) Reports on Form 8-K:
During the period ended December 31, 2005, the Company filed the following reports on Form 8-K:

Date of Event Reported:	Items Reported:

February 18, 2005	8.01: 20:1 Reverse Split
March 11, 2005	3.02: Private placement of 7,653,000 shares
March 22, 2005	3.02: Unregistered Sales of Equity Securities
June 17, 2005	4.01: Change of Certifying Accountants
September 22, 2005	2.01: Completion of Acquisition of Assets
September 22, 2005	3.02: Unregistered Sales of Equity Securities
September 22, 2005	5.01: Changes in Control of Registrant
September 28, 2005	4.01: Changes in Registrant’s Certifying Accountant
October 19, 2005	3.02: Unregistered Sales of Equity Securities
October 19, 2005	5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
November 16, 2005	4.01: Changes in Registrant’s Certifying Accountant
December 12, 2005	4.01: Changes in Registrant’s Certifying Accountant

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
HLB Cinnamon Jang Willoughby & Company is the Company’s principal accountant for the annual audit for fiscal year 2005. Killman, Murrell & Company P.C. was the Company’s principal accountant for the annual audit for fiscal year 2004. Salberg & Company, P.A., was the Company’s principal accountant for the first quarter of 2004 and the annual audit for fiscal year 2003. Turner Stone & Company was the Company’s Principal accountant for the period from August 5, 2004 until June 1, 2005 for the second and third quarters of 2004. Aggregate fees for professional services rendered for the Company by HLB Cinnamon Jang Willoughby & Company, Killman, Murrell & Company P.C., Turner Stone & Company for such periods and fiscal years were as follows:

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
Audit Fees	$195,159	$57,364
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moliris Corp.,
a Florida corporation

Date: June 1, 2006	/s/ Michael Bowerman

Michael Bowerman, President
(Registrant’s Principal Executive Officer)

/s/ Benjamin Tam

Benjamin Tam
(Registrant’s Principal Financial Officer)
          In accordance with the Exchange Act, , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 1, 2006	/s/ Emil Malak

Emil Malak, Chairman, Director

Date: June 1, 2006	/s/ W. Gordon Blankstein

W. Gordon Blankstein, Director

Date: June 1, 2006	/s/ Michael Bowerman

Michael Bowerman, Director

Date: June 1, 2006	/s/ Dr. Thomas E. Sawyer

Dr. Thomas E. Sawyer, Director