Form 10QSB
period 2006-03-31
MOLIRIS CORP
filed 2006-06-09
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File # 0-33473
MOLIRIS CORP.
(Exact name of registrant as specified in its charter)

FLORIDA	06-1655695
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)
4710 KINGSWAY, SUITE 1424
BURNABY, BC, CANADA V5H 4M2
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Company’s common stock on June 8, 2006: 22,653,600.
The number of shares outstanding of the Company’s Class “B” common stock on June 6, 2006: 0.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MOLIRIS CORP.
FORM 10-QSB

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Filed herewith are our following financial statements:

MOLIRIS CORP.
(A Development Stage Corporation)
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31
2006
ASSETS

Cash and cash equivalents	$42,291
Other receivable	11,860
Inventories	5,228
Prepaid expenses	107,669

Total current assets	167,048

Leasehold Improvements, Software and Equipment, Net of accumulated depreciations of $150,508	1,452,902

TOTAL ASSETS	$1,619,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	882,506
Notes payable in default	233,655
Guarantee of bank note payable in default	138,451
Accrued expenses	714,828
Shares subscriptions liabilities	40,000
Due to Related Parties	194,974
Loans from shareholders	509,365

Total current liabilities	2,713,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, (2004: $2.02 par value), 50,000,000 (2004: 2,000) shares authorized:
22,653,600 issued and outstanding at March 31, 2006 and 100 issued and outstanding at March 31, 2005	22,653

Class “B” common stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—

Additional paid in capital	1,853,742

Accumulated other comprehensive income (loss)	36,393
Deficit accumulated during the development stage	(3,006,617)

TOTAL STOCKHOLDERS’ DEFICIT	(1,093,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,619,950

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
(A Development Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative Period
	Three Month	Three Month	from Inception
	Ended	Ended	(Sept. 9, 2004) to
	March 31, 2006	March 31, 2005	Mar 31, 2006
OPERATING EXPENSES:
Accounting and Audit	$19,362	$—	$211,521
Salaries, wages and commissions	194,559	—	424,362
General and administrative	96,488	69,913	714,227
Legal	105,260	16,034	462,881
Rent	41,360	—	92,137
Depreciation	47,163	—	150,511
Sales and Marketing	106,829	—	584,799
Research and development	108	—	239,308
Travel	18,138	13,279	196,063

TOTAL OPERATING EXPENSES	629,267	99,226	3,075,809

LOSS BEFORE OTHER INCOME (EXPENSE)	(629,267)	(99,226)	(3,075,809)

OTHER INCOME (EXPENSE):
Interest expense	(1,940)	—	(7,837)
Interest income	23	9	175
Foreign currency Gain/(Loss)	—	311	(3,681)
Gain on settlement of liabilities	—	—	80,536

TOTAL OTHER INCOME (EXPENSE)	(1,917)	320	69,193

LOSS FROM OPERATIONS	(631,184)	(98,906)	(3,006,616)

Income tax expenses	—	—	—

NET (LOSS)	$(631,184)	$(98,906)	$(3,006,616)

NET (LOSS) PER SHARE – BAISC and DILUTED:
Net (Loss)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
— BASIC and DILUTED	22,550,933	12,347,400
The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
	Three months	Three months	from Inception
	Ended	Ended	(Sep. 9, 2004) to
	March 31, 2006	March 31, 2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(631,184)	$(98,906)	$(3,006,616)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	47,163		150,508
Common Stock issued for services rendered	—		5,200
Changes in operating assets and liabilities:
Accounts receivable	44,262	(4,465)	959,515
Inventories	(1,608)	(4,465)	(5,228)
Prepaid & other current assets	(41,690)	(24,474)	(83,304)
Accounts payable	(9,957)	11,478	373,374
Accrued expenses	10,938	15,209	(1,894)
Due to related party	—	11,096	(27,502)

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(582,076)	(94,886)	(1,635,947)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Leasehold improvements, software and equipment	(203,612)	(180,303)	(1,603,410)
Payable from Purchase of Property and Equipment	—	—	59,282

NET CASH (USED) IN INVESTING ACTIVITIES	(203,612)	(180,303)	(1,544,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, for cash	541,400		2,636,608
Subscription of common stock	(40,000)		(40,000)
Proceeds from loan	220,882	278,533	509,365

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	802,282	278,533	3,185,973
Effect of Foreign currency translation on cash and cash equivalents	(7,023)	(6,005)	36,393

NET INCREASE (DECREASE) IN CASH	9,571	(2,661)	42,291
CASH AT BEGINNING OF PERIOD	32,720	5,092	0

CASH AT END OF PERIOD	$42,291	$2,431	$42,291

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$1,940	$—	$7,992

Non-cash investing and financing activities:
Liabilities assumed, reverse merger	$—	$—	$765,413

Common shares issued for services	$—	$—	$5,200

The accompanying notes are an integral part of these financial statements.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Moliris Corp., (“we” or “the “Company”) was originally incorporated in the State of Florida on June 20, 2000 as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The current name was legally adopted by the Company on June 19, 2003 and the assumed name of Advantage Packaging was obtained. On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of the Company (the “recapitalization”). The operations of HH, Advantage Packaging and Moliris Packaging Corp. were ceased in 2004. As of April 1, 2005, the Company sold its interest in Ranging Corp. to Lindsey Vinson.
The consolidated financial statements include Moliris Corp. and its wholly owned subsidiaries, Digifonica (International) Limited, organized in Gibraltar on September 9, 2004, Digifonica Intellectual Properties (“DIP”) Limited, organized in Gibraltar on September 25, 2003, Digifonica Canada Limited, organized in Canada on July 29, 2004 and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004 (inactive).
On September 19, 2005, Moliris Corp. completed the purchase of all the issued and outstanding shares of Digifonica (International) Limited (“DIGIFONICA”) by issuance of shares of the Company’s common stock. Ultimately the former DIGIFONICA stockholders and nominees owned a total of 81% of the outstanding common stock of Moliris (hereinafter, the foregoing transaction being the “Reverse Merger”).
Under accounting principles generally accepted in the United States (US GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by DIGIFONICA for the net monetary assets of Moliris, accompanied by a recapitalization. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the “legal acquirer” (Moliris), are those of the “legal acquiree” (DIGIFONICA) (i.e., the accounting acquirer).
The unaudited consolidated financial statements of the Company at March 31, 2006 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2006 are consistent with those used in fiscal 2005. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005 and the notes thereto included in the Company’s Form 10KSB filed with the SEC on June 2, 2006. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.
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

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company is a development stage enterprise that, through its subsidiary (Digifonica), is developing, with the intent of producing and selling Voice-Over-Internet-Protocol (“VoIP”) communication systems. The Company acquired the design rights, computer programming and other proprietary information for a significant component of its VoIP system from principals of the Company.
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
There were no accounts receivable from customers at March 31, 2006 and 2005.
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
Inventories
Inventories, consisting primarily of VoIP telephone equipment and adaptors, are valued at the lower of cost and market, with cost being determined by use of First-In First-Out (FIFO) method. Costs that are inventoried include product costs, direct labor and related manufacturing overhead.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Leasehold Improvements, Software and Equipment
Leasehold improvements are depreciated on a straight-line basis over the term of the lease. Property and equipment is recorded at cost and is depreciated over its estimated useful life, using the declining balance method as follows:

Furniture and fixtures	20%
Computers	33%
Nodes	33%
Equipment	20%
Software	100%
Capitalized software (1)	20%

(1)	No provision for depreciation is taken until the assets are put into use.
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
Fair Value of Financial Instruments
The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our short term debts is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of note payable approximate book value at March 31, 2006.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
Revenue Recognition
The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, title passes to the customer, typically upon delivery, and when collection of the fixed or determinable selling price is reasonable assured. We have not recognized any revenue during the first quarter of 2006.
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
March 31, 2006
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company has adopted SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through March 31, 2006, the Company had no stock-based compensation awards.
NOTE 3: GOING CONCERN
These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have accumulated operating losses of $3,006,616 since our inception and had a working capital deficiency of $2,546,731 at March 31, 2006. We are in default of covenants and repayment schedules with most creditors. The continuation of the Company is dependent upon the continuing support of creditors and stockholders, long-term financing, ongoing product development, the successful implementation of a marketing program, market acceptance of its products and achieving profitability. Management plans to raise additional equity capital in 2006. The Company also expects to recognize revenues in 2006 from sales of Version 1.50 of its VoIP system and related products. Subject to the raising of capital, management expects increased revenue from the sale of Version 2.00 of its VoIP system and related products expected to be completed in early 2006. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.
NOTE 4: LEASEHOLD IMPROVEMENTS, SOFTWARE AND EQUIPMENT
The Leasehold Improvements, Software and Equipments consist of the following assets:

March 31,
2006
Leasehold improvements	$150,316
Furniture & fixtures	18,028
Computers	85,194
Software	57,683
Capitalized Software	776,987
Equipment	252,251
Nodes	262,952

1,603,410
Accumulated Depreciations	(150,508)

$1,452,902

Depreciation expense for the three months ended March 31, 2006 and 2005 was $47,163 and $0 respectively.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
NOTE 4: LEASEHOLD IMPROVEMENTS, SOFTWARE AND EQUIPMENT (CONTINUED)
We have capitalized the cost of development related to wages, contractor fees and other related costs for software designs and application products of the VoIP system and applications based on the Statement of Financial Accounting Standards No. 86. The amount of software capitalized for the three months ended March 31, 2006 and 2005 was $147,994 and $47,855 respectively. The accumulated amount of software capitalized as of March 31, 2006 and 2005 was $776,987 and $47,855 respectively.
NOTE 5: STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS
We are authorized to issue the following:
•	50,000,000 shares of our common stock with par value of $.001 (2004: 2,000 shares with par value of $2.02 each).

•	1,000,000 shares of our Class B common stock with no par value.
At March 31, 2006, no Class B common stock had been issued. The following is a summary of common stock activity for the quarter ending March 31, 2006:

			Additional
	Number		Paid In
	Issued	Par Value	Capital	Total
September 9, 2004 (date of inception) and December 31, 2004	100	$202	$38,506	$38,708

Reverse capitalization and share exchange with Digifonica	20,740,300	20,538	(785,951)	(765,413)

Post acquisition balance – Dec. 31, 2004	20,740,400	20,740	(747,445)	(726,705)

March 30, 2005 private placement for cash issued on November 29, 2005	581,000	581	289,919	290,500
September 12, 2005 private placement for cash	19,000	19	28,481	28,500

October 14, 2005 private placement for cash	970,000	970	1,696,530	1,697,500

October 18, 2005 compensation for services rendered on March 9, 2005; valued at $5,200	520,000	520	4,680	5,200
November 16, 2005 Cancellation of Mycobis transaction	(520,000)	(520)	520	—
November 23, 2005 private placement for cash, issued March 2006	20,000	20	39,980	40,000

Balance at December 31, 2005	22,330	22,330	1,312,665	1,334,995

March 16, 2006 private placement for cash with warrants	218,200	218	436,182	436,400
March 29 and 30, 2006 warrants exercised at $1.00 each	105,000	105	104,895	105,000

Total	22,653,600	$22,653	$1,853,742	$1,876,395

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 6: STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS (CONTINUED)
On September 9, 2004, Digifonica (International) Limited was incorporated. At this time 100 shares were issued for proceeds of GIP 100.
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
On November 16, 2005, the Company received 520,000 shares from Mycobis Corp., Kelsay Ventaventer and Hill Capital Corp. for cancellation as a result of the cancellation of the acquisition of Mycobis Corp. dated October 27, 2004.
On March 16, 2006, the Company issued 218,200 shares of its common stock and 109,100 common stock share purchase warrants exercisable at $3.00 each until March 16, 2008 in exchange for $436,400 cash.
On March 29th and 30th, 2006, the Company received $105,000 from stockholders who exercised 105,000 stock share purchase warrants at $1.00 each.
Warrants:

Number of
Warrants	Exercise Price	Expiry Date
300,000	$1.00	April 17, 2006
150,500	$1.00	November 29, 2006
97,000	$2.30	May 11, 2006
167,500	$2.30	May 11, 2007
485,000	$2.30	October 10, 2007
119,100	$3.00	March 16, 2008

1,319,100

Stock Options:
At March 31, 2006 the Company does not have any stock options outstanding.
NOTE 7: LEASE COMMITMENTS
Rental expense charged to the continuing operations under operating leases for the three months ended March 31, 2006 and 2005 was $41,360 and $nil, respectively.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
NOTE 7: LEASE COMMITMENTS (CONTINUED)
The Company leased office premises beginning July 1, 2005 and expiring on December 31, 2009. The future minimum lease payments at March 31, 2006 were as follows:

Year	Amount
2006	$64,675
2007	86,233
2008	86,233
2009	86,233

$323,374

NOTE 8: COMMITMENTS, CONTINGENCIES & LITIGATION
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
In July, 2005, Digifonica (International) Limited (“DIL”) and Shenzhen Yinbo Telecommunications Co. Ltd. (“Yinbo”) entered into a Joint Venture Contract for the establishment of Shenzhen Sino-Can Inter-Communication Technology Limited. (the “JV Company”). The JV Company has the exclusive right to cooperate with Yinbo in marketing and provisioning of telecom services to customers in China. Yinbo has a Call Center telecommunication license to operate nationally in China. In November 2005, Yinbo obtained an additional Internet Content Provider License for the JV Company. The cooperation agreement allows Yinbo to use proprietary telecommunications services developed by DIGIFONICA. The JV Company’s right to enforce exclusivity by Yinbo is covenant by commitment made by DIGIFONICA to invest $15 million by the end of 2009; this amount may be adjusted based on the market conditions in the target cities.
As of March 31, 2006, the Company has paid a total of $237,000 into the JV Company starting from July 2005. The investments into the JV Company were expensed as operating expenses in the consolidated financial statements of the Company.

MOLIRIS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
NOTE 9: SUBSEQUENT EVENTS
Between the period of April 1, 2006 to May 31, 2006, the Company received unrestricted subscription proceeds for the private placement of 20,000 shares of its Common Stock at $2 per share and 10,000 Common Stock share purchase warrants to purchase one additional share of common stock of the Company at $3.00 per share with an expiry date of March 16, 2008. These Shares were subscribed for by one investor for a purchase price of $40,000. No underwriter, placement agent, or finder was involved in the transaction. The investor represented in writing that it was an “accredited investor” as that term is defined in Rule 501(a) of Registration D under the Securities Act. We relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Registration D.
Between the period of April 1, 2006 to May 31, 2006, the Company received proceeds from the exercise of 200,000 warrants for 200,000 shares of its Common Stock at an exercise price of $1 per share for an aggregate purchase price of $200,000. These warrants were issued on April 17, 2005 as part of the private placement of 810,000 restricted shares of Common Stock at $0.50 and remaining 100,000 warrants issued in connection with the April 2005 private placement expired on April 17, 2006 without being exercised.
As of May 31, 2006, two shareholders have advanced an additional $313,636 as shareholder loans to the Company. The Company has agreed to pay a fee of $4,545 to one of the lenders in connection with a loan of $109,091. The loans are non-interest bearing, unsecured and payable on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included with our annual report on Form 10-KSB for the year ended December 31, 2005 and filed with the SEC on June 2, 2006.
Some of the statements under “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in the Company’s periodic filings with the SEC constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2005.
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
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc., whereby the Company purchased certain tangible and intangible assets of the business of HH, and assumed certain of its liabilities for a purchase price of 4,000,000 Common Shares of the Company (800,000 shares after adjustment for stock splits). The majority owner of HH, Sterling Equity Corp. was owned equally by the Company’s former Director, CEO and CFO, Clyde Parks and Lindsey Vinson, former President and Director of the Company, who resigned in January 2004, remained active in management as a consultant through August 2005.
On March 9, 2005, Moliris Corp. signed a letter of intent with Digifonica (International) Limited (“DIGIFONICA”), a Gibraltar Corporation, to purchase all of the issued and outstanding stock of DIGIFONICA for 10,000,000 unregistered and newly issued common shares of the Company. On September 19, 2005, the Company signed an agreement and completed the acquisition of DIGIFONICA and issued 10,000,000 shares of the Company’s common stock. Ultimately, the former DIGIFONICA stockholders and nominees will own a total of 81% of the outstanding common stock of Moliris (hereinafter, the foregoing transaction being the “Exchange”).
On July 18, 2005, DIGIFONICA entered into a joint venture contract with Shenzhen Yinbo Telecommunication Co., Ltd. (“Yinbo”) to establish Shenzhen Sino-Can Inter-Communication Technology Limited (“JV Company”), in which DIGIFONICA owns 49%. The JV Company will have the exclusive right to cooperate with Yinbo in marketing and providing to customers in China telecom services that Yinbo has a Call Center telecommunication license to operate nationally in China. In November 2005, Yinbo has obtained an additional national Internet Content Provider license for the JV Company. The cooperation agreement allows Yinbo to use proprietary telecommunications services developed by DIGIFONICA. The JV Company’s right to enforce exclusivity covenant by a commitment made by DIGIFONICA to invest $15 million by the end of 2009; this amount may be adjusted based on the market conditions in the target cities.
The Moliris Corp. entities include DIGIFONICA, organized in the country of Gibraltar on September 9, 2004; Digifonica Intellectual Properties, Limited, organized in the country of Gibraltar on September 25, 2003; Digifonica Canada Limited, organized in the country of Canada on July 29, 2004 under the Canada Business Corporation Act; Moliris Packaging Corp. (“Packaging”) organized in the State of Texas on July 2, 2004 and Moliris Corp. organized in the State of Texas on October 27, 2004. Both DIP and DCL are wholly owned subsidiaries of DIGIFONICA.
OVERVIEW OF COMPANY
Since its inception, we have suffered recurring losses from operations. During the three months ended March 31, 2006 and 2005, we reported a Net Loss before currency translation adjustments of $631,184 and $98,906, respectively, and a net Comprehensive Net Loss of $594,791 and $105,056 respectively.
Our long-term viability as a going concern is dependent on certain key factors, primarily our ability to obtain a significant capital infusion to complete the development of VoIP system solutions and meeting the planned capital equipment for the VoIP network system and expansion plan for the existing contracts and commitments.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, allowance for doubtful accounts, valuation of inventories, the realization of deferred tax assets and the valuation of the guarantee of a note payable and a satisfactory resolution of our accrued liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 “Organization and Summary of Significant Accounting Policies” in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the year ended December 31, 2005.

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
GUARANTEE OF NOTE PAYABLE
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. whereby Moliris would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares (800,000 shares after adjustment for stock splits) of Moliris. Moliris also agreed to the guarantee of all of HH’s obligations including a $150,000 bank line of credit, which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45. Subsequently, the Company has paid $2,024 in principal payments resulting in a balance of $138,451 at March 31, 2006.
The Company has not made required monthly payments under the bank promissory note since March 2004 and has received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of this Report, the lender has not proceeded with any actions available including foreclosure of a security interest in equipment owned by the Company.

RESULTS OF OPERATIONS
On September 19, 2005, the Company completed a Reverse Merger with Digifonica. As a result, all the prior year comparative results of operations would be that of Digifonica. On April 1, 2005, the Company sold all the shares of its wholly owned subsidiary, Ranging Corp. to Lindsey Vinson, a former officer and director, or assigns, for $100 and therefore the losses of Ranging Corp. would not be included as part of the result of operations. The Company realized a gain on revaluation and settlement of liabilities in the amount of $80,536. We had Net Losses from operations before currency translation adjustments of $631,184 for the three months ended March 31, 2006, and $98,906 for the three months ended March 31, 2005. We had Comprehensive Net Loss of $594,791 for the three months ended March 31, 2006 and $105,056 for the three months ended March 31, 2005.

			Cumulative Period
	Three Month	Three Month	from Inception
	Ended	Ended	(Sept. 9, 2004) to
	March 31, 2006	March 31, 2005	Mar 31, 2006
OPERATING EXPENSES:
Accounting and Audit	$19,362	$—	$211,521
Salaries, wages and commissions	194,559	—	424,362
General and administrative	96,488	69,913	714,227
Legal	105,260	16,034	462,881
Rent	41,360	—	92,137
Depreciation	47,163	—	150,511
Sales and Marketing	106,829	—	584,799
Research and development	108	—	239,308
Travel	18,138	13,279	196,063

TOTAL OPERATING EXPENSES	629,267	99,226	3,075,809

LOSS BEFORE OTHER INCOME (EXPENSE)	(629,267)	(99,226)	(3,075,809)

OTHER INCOME (EXPENSE):
Interest expense	(1,940)	—	(7,837)
Interest income	23	9	175
Foreign currency Gain/(Loss)	—	311	(3,681)
Gain on settlement of liabilities	—	—	80,536

TOTAL OTHER INCOME (EXPENSE)	(1,917)	320	69,193

LOSS FROM OPERATIONS	(631,184)	(98,906)	(3,006,616)

Income tax expenses	—	—	—

NET (LOSS)	$(631,184)	$(98,906)	$(3,006,616)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005
Revenue:
The Company had no revenues from the operations for the quarter ended March 31, 2006 and 2005. This lack of revenue was due to the continual development of functional application systems interfaces to integrate with our VoIP products. Revenues are anticipated in the near future.
Cost of Sales:
The Company had no sales in the quarter ended March 31, 2006 and 2005.
Operating Expenses:
The increase in operating expenses of $530,041 to $629,267 in the first quarter of 2006, from $98,226 in the first quarter of 2005, is primarily the result of increasing development operations for administration, wages, salaries and rent.
Other Income (Expense):
Other expense for the first quarter of 2006 was $1,917, as compared to other income of $320 in the first quarter of 2005. This increase was attributable primarily to an increase in interest expense for the first quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $42,291 at March 31, 2006, as compared to $2,431 at March 31, 2005. The Company has an accumulated deficit of $3,006,617 and a total stockholders’ deficit of $1,093,829 at March 31, 2006, as compared to an accumulated deficit of $161,679 and a total stockholders deficit of $129,121 at March 31, 2005.
These deficits are due primarily to the fact that the Company has continued to experience a net loss from operations. Operating Activities: Cash used by operating activities was $582,076, for the first quarter of 2006 while cash provided by operating activities was $99,226 for the first quarter of 2005. The increase in cash provided by continuing operations resulted primarily from the increased operational activities.
Investing Activities: Cash used in investing activities for the quarter ended March 31, 2006, as $203,612, as compared to the first quarter ended March 31 2005, in which the Company had $180,303 used in investing activities.
Financing activities: The Company had $802,282 in cash provided by financing activities for the quarter ended March 31, 2006 and $278,533 in cash provided by financing activities for the quarter ended March 31, 2005.

SHORT-TERM DEBT
Our short-term debt at March 31, 2006, consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default since December 31, 2004	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default since December 31, 2004	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due April 1, 2006 in default since December 31, 2004	17,889

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default since December 31, 2004	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default since December 31, 2004	5,000

Total	$233,655

Loan from Shareholders are payable on demand with no specific term, no interest and unsecured	$509,365

SHORT-Term Debt Plus Shareholder Loans Total	$743,020
LONG-TERM DEBT
We have no debt classified as long-term debt at March 31, 2006.
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
ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
(a) We have carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 8, 2006. Based upon that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are fairly effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange

Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following sets forth unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the preceding fiscal year:
On March 16, 2006, we sold and issued 218,200 shares of our Common Stock with warrants to purchase up to 109,100 shares of our Common Stock at a price of $2.00 per unit to nine investors for a total purchase price of $436,400. Each warrant entitles the holder to purchase one additional share of Common Stock at an exercise price of $3.00 per share with an expiry date of March 16, 2008. All investors represented in writing that they were “accredited investors” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. We relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act. We granted “piggy-back” registration rights to the investors purchasing these securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
On October 28, 2003, as a component of the recapitalization, the Company recorded an $183,000 promissory note, net of $17,000 in payments previously made to the former, sole owner of HH. Subsequently, an additional $4,500 was paid on the note resulting in a balance of $178,500 at December 31, 2004. The promissory note is at zero interest per annum with monthly payments of $2,000 through March of 2005 and $4,000 payments from April of 2005 through September of 2008. The note is currently in default.
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
On May 29, 2003, the Company’s bank line of credit, of which $144,557 was outstanding and in default, was restructured as a promissory note. Monthly payments of principal and interest in the amount of $1,994 are required and the note matures on June 1, 2013. This note is due on demand at the lenders option, secured by a first priority security interest in equipment owned by the Company and is personally guaranteed by the previous sole stockholder of HH. As a component of the recapitalization, the Company has determined that Financial Accounting Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” applies and has recorded the guarantee as a liability. At March 31, 2006, the Company is obligated under the guarantee in the amount of $138,451. At March 31, 2006, the note is in default.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
During the quarter ended March 31, 2006, we did not file any reports on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Moliris Corp. in the capacities and on the dates indicated.

Moliris Corp.
A Florida corporation

Date: June 8, 2006	/s/ Michael Bowerman

Michael Bowerman, President
Principal Executive Officer

/s/ Benjamin Tam

Benjamin Tam
Principal Financial Officer