Form 10QSB
period 2006-06-30
Digifonica International Corp
filed 2006-08-14
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
Commission File # 0-33473
DIGIFONICA INTERNATIONAL CORP.
(Formerly known as MOLIRIS CORP.)
(Exact name of registrant as specified in its charter)

FLORIDA	06-1655695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
4710 KINGSWAY, SUITE 1424
BURNABY, BC, CANADA V5H 4M2
(Address of principal executive offices) (Zip Code)
(604) 628-8900
(Registrant’s telephone no., including area code)
(Former name, former address and former fiscal year,
if changed since last report)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common “A” Stock, $0.001 Par Value
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
Yes ☐ No ☑
The number of shares outstanding of the Company’s Common “A” stock on August 11, 2006: 22,903,600.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DIGIFONICA INTERNATIONAL CORP.
FORM 10-QSB
For the Quarter Ended June 30, 2006

DIGIFONICA INTERNATIONAL CORP.
For the Quarter Ended June 30, 2006
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Filed herewith are our following financial statements:

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative Period
	Three Months	Three Months	Six Months	Six Months	from Inception
	Ended	Ended	Ended	Ended	(Sept. 9, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
OPERATING EXPENSES:
Accounting and Audit	$37,844	$—	$57,206	$—	$249,365
Salaries, wages and commissions	168,841	—	363,400	—	593,203
General and administrative	111,334	(7,625)	207,822	62,288	825,561
Legal	78,679	70,817	183,939	86,851	541,560
Rent	41,810	—	83,170	—	133,947
Depreciation	101,277	16,013	148,440	16,013	251,788
Sales and Marketing	231,891	140,912	338,720	140,912	816,690
Research and development	1,369	147,982	1,477	147,982	240,677
Travel	41,852	50,729	59,990	64,008	237,915

TOTAL OPERATING EXPENSES	814,897	418,828	1,144,164	518,054	3,890,706

LOSS BEFORE OTHER INCOME (EXPENSE)	(814,897)	(418,828)	(1,444,164)	(518,054)	(3,890,706)

OTHER INCOME (EXPENSE):
Interest expense	(3,326)	—	(5,267)	—	(11,164)
Interest income	6	(9)	30	—	182
Foreign currency Gain/(Loss)	—	(311)	—	—	(3,681)
Gain on settlement of liabilities	—	—	—	—	80,536

TOTAL OTHER INCOME (EXPENSE)	(3,320)	(320)	(5,237)	—	65,873

LOSS FROM OPERATIONS	(818,217)	(419,148)	(1,449,401)	(518,054)	(3,824,833)

Income tax expenses	—	—	—	—	—

NET (LOSS)	$(818,217)	$(419,148)	$(1,449,401)	(518,054)	$(3,824,833)

NET (LOSS) PER SHARE – BASIC and DILUTED:
Net (Loss)	$(0.04)	$(0.03)	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON “A” SHARES:
BASIC and DILUTED	22,894,568	12,347,400	22,894,568	12,347,400
The accompanying notes are an integral part of these financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Corporation)
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30
2006
ASSETS

Cash and cash equivalents	$17,277
Other receivable	18,077
Inventories	5,566
Prepaid expenses	69,293

Total current assets	110,213

Leasehold Improvements, Software and Equipment, Net of accumulated depreciation of $251,788	1,610,985

TOTAL ASSETS	$1,721,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	1,047,255
Notes payable in default	233,656
Guarantee of bank note payable in default	138,451
Accrued expenses	669,101
Share subscriptions liabilities	—
Due to Related Parties	194,974
Loans from shareholders	1,072,724

Total current liabilities	3,356,161

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common “A” stock, $0.001 par value, (2005: $2.02 par value), 50,000,000 (2005: 2,000) shares authorized:
22,903,600 issued and outstanding at June 30, 2006 and 100 issued and outstanding at June 30, 2005	22,903

Common “B” stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—

Additional paid in capital	2,153,492

Accumulated other comprehensive income (loss)	13,475
Deficit accumulated during the development stage	(3,824,833)

TOTAL STOCKHOLDERS’ DEFICIT	(1,634,963)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,721,198

The accompanying notes are an integral part of these financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

					Cumulative
					Period
	Three Months	Three Months	Six Month	Six Month	from Inception
	Ended	Ended	Ended	Ended	(Sept. 9, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
FROM OPERATING ACTIVITIES:
Net loss	$(818,217)	$(419,148)	$(1,449,401)	$(518,054)	$(3,824,833)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	101,277	16,013	148,440	16,013	251,788
Common Stock issued for services rendered	—	—	—	—	5,200
Changes in operating assets and liabilities:
Other receivables	(6,216)	(3,900)	38,046	(8,725)	953,300
Inventories	(335)	(13,334)	(1,943)	(17,799)	(5,566)
Prepaid & other current assets	38,376	(29,264)	(3,314)	(53,738)	(44,928)
Accounts payable	164,750	314,729	154,793	326,207	538,125
Accrued expenses	(45,727)	(15,209)	(34,789)	—	(47,621)
Due to related party	—	(11,096)	—	—	(27,503)

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(566,092)	(161,209)	(1,148,168)	(256,096)	(2,202,038)

FROM INVESTING ACTIVITIES
Purchase of Leasehold improvements, software and equipment	(259,364)	(685,805)	(462,976)	(866,108)	(1,862,774)
Payable from Purchase of Property and Equipment	—	—	—	—	59,282

NET CASH (USED) IN INVESTING ACTIVITIES	(259,364)	(685,805)	(462,976)	(866,108)	(1,803,492)

FROM FINANCING ACTIVITIES
Issuance of common stock, for cash	300,000	—	841,400	—	2,936,609
Subscription of common stock	(40,000)	—	—	—	—
Proceeds from loan	563,359	959,413	784,241	1,237,946	1,072,723

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	823,359	959,413	1,625,641	1,237,946	4,009,332
Effect of Foreign currency translation on cash and cash equivalents	(22,918)	5,069	(29,941)	(935)	13,475

NET INCREASE (DECREASE) IN CASH	(25,015)	117,468	(15,444)	114,807	17,277
CASH AT BEGINNING OF PERIOD	42,292	2,431	32,721	5,092	0

CASH AT END OF PERIOD	17,277	119,899	$17,277	$119,899	$17,277

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$3,326	$—	$5,267	$—	$11,319

Non-cash investing and financing activities:
Liabilities assumed, reverse merger			$—	$—	$765,413

Common shares issued for services			$—	$—	$5,200

The accompanying notes are an integral part of these financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Corporation)
CONSOLIDATED STOCKHOLDERS’ DEFICITS STATEMENT
(Unaudited)

					Cumulative Period
	Three Months	Three Months	Six Months	Six Months	from Inception
	Ended	Ended	Ended	Ended	(Sept. 9, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Common stock and paid-in capital
Balance, beginning of period	$1,876,395	$38,708	$1,334,995	$38,708	$—
Common stock issued for cash	300,000	—	841,400	—	2,171,195
Common stock issued for services	—	—	—	—	5,200

Balance, end of period	2,176,395	38,708	2,176,395	38,708	2,176,395

Retained earnings (deficit)
Balance, beginning of period	(2,970,223)	(167,829)	(2,332,016)	(63,236)	—

Net Loss	(818,217)	(419,148)	(1,449,401)	(518,054)	(3,824,833)
Currency translation adjustments	(22,918)	5,215	(29,941)	(935)	13,475

Comprehensive income/(loss)	(841,135)	(413,933)	(1,479,342)	(518,989)	(3,811,358)

Balance, end of period	(3,811,358)	(581,762)	(3,811,358)	(582,225)	(3,811,358)

Total stockholders’ deficits	$(1,634,963)	$(543,054)	$(1,634,963)	$(543,517)	$(1,634,963)

The accompanying notes are an integral part of these financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
DIGIFONICA INTERNATIONAL CORP., (“we” or “the “Company”) was originally incorporated in the State of Florida on June 20, 2000 as Bozeman Media Group, Inc. Subsequently, the Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The name MOLIRIS CORP. was legally adopted by the Company on June 19, 2003 and the assumed name of Advantage Packaging was obtained. On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company would purchase certain tangible and intangible assets of the business, and assume certain liabilities for a purchase price of 4,000,000 common shares of the Company (the “recapitalization”). The operations of HH, Advantage Packaging and Moliris Packaging Corp. were ceased in 2004. As of April 1, 2005, the Company sold its interest in Ranging Corp. to Lindsey Vinson. The current name DIGIFONICA INTERNATIONAL CORP. was legally adopted by the Company on July 5, 2006.
The consolidated financial statements include DIGIFONICA INTERNATIONAL CORP. and its wholly owned subsidiaries, Digifonica (International) Limited, organized in Gibraltar on September 9, 2004, Digifonica Intellectual Properties (“DIP”) Limited, organized in Gibraltar on September 25, 2003, Digifonica Canada Limited, organized in Canada on July 29, 2004, Digifonica Enterprises Limited, organized in Great Britain, United Kingdom on April 27, 2006, Advantage Packing Corporation organized in the State of Texas on June 14, 2004, and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004 (inactive).
On September 19, 2005, Digifonica International Corp. (“DIC”), formerly Moliris Corp., completed the purchase of all the issued and outstanding shares of Digifonica (International) Limited (“DIGIFONICA”) by issuance of shares of the Company’s common stock. Ultimately the former DIGIFONICA stockholders and nominees owned a total of 81% of the outstanding common stock of Digifonica International Corp., (hereinafter, the foregoing transaction being the “Reverse Merger”).
Under accounting principles generally accepted in the United States (“US GAAP”), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by DIGIFONICA for the net monetary assets of Digifonica International Corp., accompanied by a recapitalization. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the “legal acquirer” (“DIC”), are those of the “legal acquiree” (“DIGIFONICA”) (i.e. the accounting acquirer).
The unaudited consolidated financial statements of the Company at June 30, 2006 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2006 are consistent with those used in fiscal 2005. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005 and the notes thereto included in the Company’s Form 10-KSB filed with the SEC on June 1, 2006. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Basis of Presentation
The Company has elected to prepare its consolidated financial statements in accordance with United States (U.S.) generally accepted accounting principles (“US GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.
The accompanying consolidated financial statements have been prepared in accordance with US GAAP and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation have been included.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company is a development stage enterprise that, through its subsidiary (Digifonica), is developing, with the intent of producing and selling, Voice-Over-Internet-Protocol (“VoIP”) communication systems. The Company acquired the design rights, computer programming and other proprietary information for a significant component of its VoIP system from current and former principals of the Company.
Income Taxes
Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes SFAS 109”. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Use of Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could vary from the estimates used.
Accounts Receivable
Accounts receivable result from the sale of the Company’s products and are reported at anticipated realizable value. Accounts receivable are considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be charged off.
There were no accounts receivable from customers at June 30, 2006 and 2005.
Software Development
Software development costs incurred prior to the establishment of technological feasibility are expensed to operations in the period they are incurred. Costs of producing product masters incurred subsequent to establishing technological feasibility

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
have been capitalized. Capitalized software is amortized on a straight-line basis over five years commencing when the software is available for use.
Inventories
Inventories, consisting primarily of VoIP telephone equipment and adaptors, are valued at the lower of cost and market, with cost being determined by use of First-In First-Out (“FIFO”) method. Costs that are inventoried include product costs, direct labor and related manufacturing overhead.
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
Impairment of Long-Lived Assets
We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any exceeds its fair market value.
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
Fair Value of Financial Instruments
The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our short term debts is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of note payable approximate book value at June 30, 2006.
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
Revenue Recognition
The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, title passes to the customer, typically upon delivery, and when collection of the fixed or determinable selling price is reasonable assured. The Company has not recognized any revenue to the end of the second quarter of 2006.
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

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements.
The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company has adopted SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through June 30, 2006, the Company had no stock-based compensation awards.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is still in the development stage and therefore does not have any income for tax considerations. The company is evaluating the impact this statement will have on its future consolidated financial statements.
NOTE 3: GOING CONCERN
These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated operating losses of $3,824,833 since its inception and had a working capital deficiency of $3,245,948 at June 30, 2006. The Company is in default of covenants and repayment schedules with most creditors. The continuation of the Company is dependent upon the continuing support of creditors and stockholders, long-term financing, ongoing product development, the successful implementation of a marketing program, market acceptance of its products and achieving profitability. Management plans to raise additional equity capital. The Company also expects to recognize revenues in 2006 from sales of Version 1.75 of its VoIP system and related products. Subject to the raising of capital, management expects increased revenue from the sale of Version 2.00 of its VoIP system and related products expected to be completed in fall of 2006. Management is otherwise unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.
NOTE 4: LEASEHOLD IMPROVEMENTS, SOFTWARE AND EQUIPMENT
The Leasehold Improvements, Software and Equipments consist of the following assets:

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 4: LEASEHOLD IMPROVEMENTS, SOFTWARE AND EQUIPMENT (CONTINUED)

June 30 2006
Leasehold improvements	$150,316
Furniture & fixtures	18,028
Computers	91,228
Software	57,702
Capitalized Software	1,028,401
Equipment	254,139
Nodes	262,959

1,862,773
Accumulated Depreciation	(251,788)

Total	$1,610,985

Depreciation expense for the three months ended June 30, 2006 and 2005 was $101,277 and $16,013 respectively and for the six months ended June 30, 2006 and 2005 was $148,440 and $16,013 respectively.
The Company has capitalized the cost of development related to wages, contractor fees and other related costs for software designs and applications products of the Company’s VoIP system and applications based on the Statement of Financial Accounting Standards No. 86. The amount of software capitalized for the three months ended June 30, 2006 and 2005 was $251,415 and $309,677 respectively. The accumulated amount of Capitalized Software as of June 30, 2006 and 2005 was $1,028,401 and $357,532 respectively.
NOTE 5: STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS
The Company is authorized to issue the following:
•	50,000,000 shares of its Common “A” stock with par value of $.001 (2005: 2,000 shares with par value of $2.02 each)

•	1,000,000 shares of its Common “B” stock with no par value
At June 30, 2006, no Common “B” stock had been issued. The following is a summary of Common “A” stock activity for the six months ending June 30, 2006:

			Additional
	Number		Paid In
	Issued	Par Value	Capital	Total
Balance at December 31, 2005	22,330,400	22,330	1,312,665	1,334,995

March 16, 2006 private placement for cash with 109,100 warrants	218,200	218	436,182	436,400
March 29 to 30, 2006 warrants exercised at $1.00 each	105,000	105	104,895	105,000

Balance at March 31, 2006	22,653,600	$22,653	$1,853,742	$1,876,395

April 1 to 17, 2006 warrants exercised at $1.00 each	200,000	200	199,800	200,000
April 1 to June 30, 2006 private placement for cash with 25,000 warrants	50,000	50	99,950	100,000

Balance at June 30, 2006	22,903,600	$22,903	$2,153,492	$2,176,395

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
NOTE 5: STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS (CONTINUED)
On March 16, 2006, the Company issued 218,200 shares of its Common “A” stock and 109,100 warrants to purchase 109,100 shares of Common “A” stock at $3.00 each until March 16, 2008 in exchange for $436,400 cash.
On March 29th and 30th, 2006, the Company received $105,000 from stockholders who exercised warrants to purchase 105,000 shares of Common “A” stock at $1.00 each.
From April 1st to April 17th, 2006, the Company received $200,000 from stockholders who exercised warrants to purchase 200,000 shares of Common “A” stock at $1.00 each.
From April 1st to June 30th, 2006, the Company issued 30,000 units consisting of 30,000 Common “A” shares and 15,000 warrants to purchase 15,000 shares of Common “A” stock at $3.00 each until March 16, 2008 for $60,000 cash.
The Company received subscription for 20,000 units consisting of 20,000 Common “A” shares and 10,000 warrants to purchase 10,000 shares of Common “A” stock at $3.00 each until February 24, 2008 for $40,000 cash.
Stock purchase warrants:
Summary activities of Common “A” stock purchase warrants for the three and six months ended June 30, 2006 is a follows:

Number of
Warrants
Balance, January 1, 2006	1,315,000
Issued	109,100
Exercised	(105,000)

Balance, March 31, 2006	1,319,100
Issued	25,000
Exercised	(200,000)
Forfeited	(197,000)

Balance, June 30, 2006	947,100

Summary of outstanding warrants to purchase Common “A” stock as of June 30, 2006:

	Number of
	Warrants	Exercise Price	Expiry Date
	150,500	$1.00	November 29, 2006
	167,500	$2.30	May 11, 2007
	485,000	$2.30	October 10, 2007
	10,000	$3.00	February 24, 2008
	134,100	$3.00	March 16, 2008

Total	947,100

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 5: STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS (CONTINUED)
Stock Options:
At June 30, 2006 the Company does not have any stock options outstanding.
NOTE 6: LEASE COMMITMENTS
Rental expense charged to the continuing operations under operating leases for the three months ended June 30, 2006 and 2005 was $41,810 and $nil, respectively. Rental expense charged to the continuing operations under operating leases for the six months ended June 30, 2006 and 2005 was $83,170 and $nil, respectively.
The Company leased office premises beginning July 1, 2005 and expiring on December 31, 2009. The future minimum lease payments at June 30, 2006 were as follows:

Year	Amount

2006	$47,519
2007	82,286
2008	82,286
2009	82,286

Total	$294,377

NOTE 7: COMMITMENTS, CONTINGENCIES & LITIGATION
From time to time the Company becomes the subject of proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
In 2004, Michael Hazelwood, prior owner of HH Corrugated, Inc., filed a cross claim against the Company on an indemnification claim pending in the Dallas County Court at Law of Texas.
Arrow Trade Publishing filed a suit in small claims court of Dallas County, Texas for breach of contract.
In 2005, Linpac, Inc. filed a claim in the district court of Dallas County, Texas for outstanding invoices of HH Corrugated dating back from January 2003 to April 2003. The Company intends to move for a dismissal of this claim as the management believes that DIC (formerly Moliris Corp.) did not purchase the assets of HH Corrugated until October 2003 and did not assume the debts to Linpac, Inc.
Management cannot predict the ultimate outcome of the lawsuits, but does not believe the outcome will have a material adverse effect on the Company’s financial condition.
On June 30, 2005 the Company’s books and records were seized under an Internal Revenue Service search warrant. As of the date of this report the books and records have not been released and the Company’s management is unable to determine if this ongoing investigation of Mr. Lindsey Vinson will result in any adverse financial impact on the Company or its subsidiaries.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 7: COMMITMENTS, CONTINGENCIES & LITIGATION (CONTINUED)
In July, 2005, Digifonica (International) Limited (“DIL”) and Shenzhen Yinbo Telecommunications Co. Ltd. (“Yinbo”) entered into a Joint Venture Contract for the establishment of Shenzhen Sino-Can Inter-Communication Technology Limited. (“JV Company”). The JV Company has the exclusive right to cooperate with Yinbo in marketing and provisioning of telecom services to customers in China. Yinbo has a Call Center telecommunication license to operate nationally in China. In November 2005, Yinbo obtained an additional Internet Content Provider License for the JV Company. The cooperation agreement allows Yinbo to use proprietary telecommunications services developed by DIGIFONICA. The JV Company’s right to enforce exclusivity by Yinbo is a covenant by commitment made by DIGIFONICA to invest $15 million by the end of 2009; this amount may be adjusted based on the market conditions in the target cities.
As of June 30, 2006, the Company has paid a total of $265,000 into the JV Company starting from July 2005. The investments into the JV Company were expensed as operating expenses in the consolidated financial statements of the Company.
NOTE 8: SUBSEQUENT EVENTS
Effective July 5, 2006 the Company officially changed its name from Moliris Corp. to Digifonica International Corp. by filing an amendment to its articles of incorporation with Secretary of State of Florida.
As of August 4, 2006, three shareholders have advanced an additional $245,000 as shareholder loans to the Company. The loans are non-interest bearing, unsecured and payable on demand.
On August 8, 2006, the Company received $75,000 from an investor purchasing 37,500 Units of the Company’s securities. Each Unit consists of one share of Common “A” stock and one two-year warrant to purchase one half of a share of Common “A” stock at an exercise price of $2.50 per whole share of Common “A” stock during the first twelve (12) months and $3.00 per whole share of Common “A” stock during the remaining twelve (12) months. The investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
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

GENERAL
The Company was originally incorporated in the State of Florida on June 20, 2000, as Bozeman Media Group, Inc. The Company changed its name to Underwater Maintenance Corporation on July 25, 2002. The name Moliris Corp. was legally adopted by the Company on June 19, 2003. The current name of the Company, Digifonica International Corp., was legally adopted by the Company on July 5, 2006.
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”), whereby the Company purchased certain tangible and intangible assets of the business of HH, and assumed certain of its liabilities for a purchase price of 4,000,000 Shares of the Company’s Common “A” stock (800,000 shares after adjustment for stock splits). The majority owner of HH, Sterling Equity Corp. was owned equally by the Company’s former Director, CEO and CFO, Clyde Parks and Lindsey Vinson, former President and Director of the Company who resigned in January 2004 but remained active in management as a consultant through August 2005.
On March 9, 2005, Digifonica International Corp. (formerly known as Moliris Corp.) signed a letter of intent with Digifonica (International) Limited (“DIGIFONICA”), a Gibraltar Corporation, to purchase all of the issued and outstanding stock of DIGIFONICA for 10,000,000 unregistered and newly issued Common “A” shares of the Company. On September 19, 2005, the Company signed an agreement and completed the acquisition of Digifonica (International) Limited and issued 10,000,000 shares of the Company’s Common “A” stock. Ultimately, the former DIGIFONICA stockholders and nominees will own a total of 81% of the outstanding Common “A” stock of DIC (formerly Moliris Corp.) (hereinafter, the foregoing transaction being the “Exchange”).
On July 18, 2005, DIGIFONICA entered into a joint venture contract with Shenzhen Yinbo Telecommunication Co., Ltd. (“Yinbo”) to establish Shenzhen Sino-Can Inter-Communication Technology Limited (“JV Company”), in which DIGIFONICA owns 49%. The JV Company will have the exclusive right to cooperate with Yinbo in marketing and providing to customers in China telecom services that Yinbo has a Call Center telecommunication license to operate nationally in China. In November 2005, Yinbo has obtained an addition national Internet Content Provider license for the JV Company. The cooperation agreement allows Yinbo to use proprietary telecommunications services developed by DIGIFONICA. The JV Company’s right to enforce exclusivity is a covenant by a commitment made by DIGIFONICA to invest $15 million by the end of 2009; this amount may be adjusted based on the market conditions in the target cities.
The Digifonica International Corp. entities include: Digifonica (International) Limited, organized in the country of Gibraltar on September 9, 2004; Digifonica Intellectual Properties, (“DIP”) Limited, organized in the country of Gibraltar on September 25, 2003; Digifonica Canada Limited, (“DCL”) organized in the country of Canada on July 29, 2004 under the Canada Business Corporation Act; Digifonica Enterprises Limited (“DEL”), organized in Great Britain, United Kingdom on April 27, 2006, Moliris Packaging Corp. (“Packaging”) organized in the State of Texas on July 2, 2004, Advantage Packing Corporation organized in the State of Texas on June 14, 2004, Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004. DIP, DCL and DEL are wholly owned subsidiaries of DIGIFONICA.
OVERVIEW OF COMPANY
Since its inception, the Company has suffered recurring losses from operations. During the three months ended June 30, 2006 and 2005, the Company reported a Net Loss before currency translation adjustments of $818,217 and $419,148, respectively, and a net Comprehensive Net Loss of $841,135 and $413,933 respectively. During the six months ended June 30, 2006 and 2005, the Company reported a Net Loss before currency translation adjustments of $1,449,401 and $518,054, respectively, and a net Comprehensive Net Loss of $1,479,342 and $518,989 respectively.
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
On October 20, 2005, the Board of Directors appointed Dr. Tom Sawyer as Director of the Company, Mr. Malak was appointed Chairman of the Board of Directors, Mr. Bowerman was appointed as President of the Company and Benjamin Tam was appointed as Chief Financial Officer of the Company.
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
GUARANTEE OF NOTE PAYABLE
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”) whereby DIC (formerly Moliris Corp.) would purchase certain tangible and intangible assets of the business, and assumed certain liabilities for a purchase price of 4,000,000 shares of the Company’s Common “A” stock (800,000 shares after adjustment for stock splits) of DIC. DIC also agreed to the guarantee of all of HH’s obligations including a $150,000 bank line of credit, which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45. Subsequently, the Company has paid $2,024 in principal payments resulting in a balance of $138,451 at June 30, 2006.
We have not made the required monthly payments under the bank promissory note since March 2004 and have received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of this Report, the lender has not proceeded with any actions available including foreclosure of a security interest in equipment owned by us.

RESULTS OF OPERATIONS
On September 19, 2005, the Company completed a Reverse Merger with DIGIFONICA. As a result, all the prior year comparative result of operations would be that of DIGIFONICA. On April 1, 2005, the Company sold all of the shares of its wholly-owned subsidiary, Ranging Corp. to Lindsey Vinson a former officer and director, or assigns, for $100 and therefore the losses of Ranging Corp. would not be included as part of the result of operations. We realized a gain on revaluation and settlement of liabilities in the amount of $80,536. We had Net Losses from operations before currency translation adjustments of $818,217 and $419,148 for the three months ended June 30, 2006 and 2005 respectively; and Net Losses from operations before currency translation adjustments of $1,449,401 and $518,054 for the six months ended June 30, 2006, and 2005 respectively. We had a Comprehensive Net Loss of $841,135 and $413,933 for the three months ended June 30, 2006 and 2005 respectively; and a Comprehensive Net Loss of $1,479,342 and $518,989 for the six months ended June 30, 2006 and 2005 respectively.

					Cumulative Period
	Three Months	Three Months	Six Months	Six Months	from Inception
	Ended	Ended	Ended	Ended	(Sept. 9, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
OPERATING EXPENSES:
Accounting and Audit	$37,844	$—	$57,206	$—	$249,365
Salaries, wages and commissions	168,841	—	363,400	—	593,203
General and administrative	111,334	(7,625)	207,822	62,288	825,561
Legal	78,679	70,817	183,939	86,851	541,560
Rent	41,810	—	83,170	—	133,947
Depreciation	101,277	16,013	148,440	16,013	251,788
Sales and Marketing	231,891	140,912	338,720	140,912	816,690
Research and development	1,369	147,982	1,477	147,982	240,677
Travel	41,852	50,729	59,990	64,008	237,915

TOTAL OPERATING EXPENSES	814,897	418,828	1,444,164	518,054	3,890,706

LOSS BEFORE OTHER INCOME (EXPENSE)	(814,897)	(418,828)	(1,444,164)	(518,054)	(3,890,706)

OTHER INCOME (EXPENSE):
Interest expense	(3,326)	—	(5,267)	—	(11,164)
Interest income	6	(9)	30	—	182
Foreign currency Gain/(Loss)	—	(311)	—	—	(3,681)
Gain on settlement of liabilities	—	—	—	—	80,536

TOTAL OTHER INCOME (EXPENSE)	(3,320)	(320)	(5,237)	—	65,873

LOSS FROM OPERATIONS	(818,217)	(419,148)	(1,449,401)	(518,054)	(3,824,833)

Income tax expenses	—	—	—	—	—

NET (LOSS)	$(818,217)	$(419,148)	$(1,449,401)	(518,054)	$(3,824,833)

THREE MONTHS ENDED JUNE 30, 2006 AND 2005
Revenue:
We had no revenues from the operations for the three months ended June 30, 2006 and 2005. This lack of revenue was due to the continual development of functional application systems interfaces to integrate with our VoIP system. Revenues are anticipated in the near future.
Cost of Sales:
We had no sales in the three months ended June 30, 2006 and 2005.
Operating Expenses:
The increase in operating expenses of $396,069 to $814,897 in the three month ended June 30, 2006, and from $418,828 for the three months ended June 30, 2005, is primarily the result of increasing development operations and administration, wages, salaries and rent.
Other Income (Expense):
Other expense for the three months ended June 30, 2006 was $3,320, as compared to $320 for three months ended June 30, 2005. This increase was attributable primarily to an increase in interest expense for the three months ended June 30, 2006.
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Revenue:
We had no revenues from operations for the six months ended June 30, 2006 and 2005. This lack of revenue was due to the continual development of functional application systems interfaces to integrate with our VoIP system. Revenues are anticipated in the near future.
Cost of Sales:
We had no sales in the six months ended June 30, 2006 and 2005.
Operating Expenses:
The increase in operating expenses of $926,110 to $1,444,164 in the six month ended June 30, 2006, from $518,054 for the six months ended June 30, 2005, is primarily the result of increasing development operations for administration, wages, salaries and rent.
Other Income (Expense):
Other expense for the six months ended June 30, 2006 was $5,237, as compared to other income of $nil for the six months ended June 30, 2005. This increase was attributable primarily to an increase in interest expense for the six months ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $17,277 at June 30, 2006, as compared to $119,899 at June 30, 2005. We have an accumulated deficit of $3,824,833 and a total stockholders’ deficit of $1,634,963 at June 30, 2006, as compared to an accumulated deficit of $580,827 and a total stockholders deficit of $543,517 at June 30, 2005.
These deficits are due primarily to the fact that we have continued to experience a net loss from operations.
Operating Activities: Cash used by operating activities were $566,092 and $161,209 for the three months ended June 30, 2006 and 2005 respectively. Cash used by operating activities was $1,148,168 and $256,096 for the first six months ended June 30, 2006 and 2005 respectively. The increase in cash used was primarily as a result of increased operating expenditures.

Investing activities: Cash used in investing activities were $259,364 and $685,805 for the three months ended June 30, 2006 and 2005 respectively. Cash used in investing activities were $462,976 and $866,108 for the six months ended June 30, 2006 and 2005 respectively.
Financing activities: We had $823,359 and $959,413 in cash provided by financing activities for the three months ended June 30, 2006 and 2005 respectively. We had $1,625,641 and $1,237,946 in cash provided by financing activities for the six months ended June 30, 2006 and 2005 respectively.
SHORT-TERM DEBT
Our short-term debt at June 30, 2006, consisted of the following:

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

Loans from Shareholders are payable on demand with no specific term, no interest and are unsecured and total $1,072,724.
LONG-TERM DEBT
We have no debt classified as long-term debt at June 30, 2006.
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

Our long-term viability as a going concern is dependent on certain key factors, primarily our ability to obtain a significant capital infusion to complete the development of our VoIP system solutions and invest in capital equipment for the VoIP network system for our existing contracts and commitments.
ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
(a) The Company has carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 11, 2006. Based upon that evaluation, the Principal Executive Officer and Financial Officer concluded that the Company’s disclosure controls and procedures are fairly effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On June 30, 2005, our books and records were seized under an Internal Revenue Service search warrant. In addition, management believes the SEC is investigating Mr. Lindsey Vinson, former President and Director of the Company. As of the date of this Report, the books and records have not been released and our management is unable to determine if this ongoing investigation of Mr. Lindsey Vinson will result in any adverse financial impact on the Company or its subsidiaries.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following sets forth unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the preceding quarter:
During the period from April 1, 2006 to June 30, 2006, we sold and issued 20,000 shares of our Common “A” Stock with warrants to purchase up to 10,000 shares of our Common “A” Stock at a price of $2.00 per unit to an entity for $40,000. Each warrant entitles the holder to purchase one additional share of Common “A” Stock at an exercise price of $3.00 per share with an expiry date of February 24, 2008.
During the period from April 1, 2006 to June 30, 2006, we sold and issued additional 30,000 shares of our Common “A” Stock with warrants to purchase up to 15,000 shares of our Common “A” Stock at a price of $2.00 per unit to an investor for $60,000. Each warrant entitles the holder to purchase one additional share of Common “A” Stock at an exercise price of $3.00 per share with an expiry date of March 16, 2008.
All investors discussed above represented in writing that they were “accredited investors” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. We relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act. We granted “piggy-back” registration rights to the investors purchasing these securities. No underwriter, placement agent or lender was utilized with respect to the unregistered sales discussed above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On May 1, 2006, our Board of Directors voted to authorize and recommended that our shareholders approve an Amendment to the Company’s Article of Incorporation to change the Company’s name from “Moliris Corp.” to “Digifonica International Corp.”. On May 2, 2006, shareholders representing 13,202,500 Common “A” shares or fifty-nine percent (59%) of our outstanding Common “A” stock, have consented in writing to the proposed amendment to the Company’s Articles of Incorporation. Effective July 5, 2006, the Company officially changed its name to Digifonica International Corp. by filing an amendment to its Articles of Incorporation with the Secretary of State of Florida.
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
During the quarter ended June 30, 2006, we did not file any reports on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Digifonica International Corp. in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ Michael Bowerman Michael Bowerman	Principal Executive Officer	August 11, 2006

/s/ Benjamin Tam Benjamin Tam	Chief Financial Officer	August 11, 2006