Form 10QSB/A
period 2006-06-30
Digifonica International Corp
filed 2006-08-16
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
Amendment No. 1
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Company’s Common “A” stock on August 15, 2006: 22,903,600.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DIGIFONICA INTERNATIONAL CORP.
FORM 10-QSB/A
For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Item 2 — Management’s Discussion and Analysis or Plan of Operations

Item 3 — Controls and Procedures

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 — Defaults upon Senior Securities

Item 4 — Submission of Matters to a Vote of Security Holders

Item 5 — Other Information

Item 6 — Exhibits and Reports on Form 8-K

SIGNATURES

Certification of Principal Executive Officer
Certification of Chief Financial Officer
Certification of Principal Executive Officer and Chief Financial Officer
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

EXPLANATORY NOTE: Digifonica International Corp. (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-QSB for the quarter ended June 30, 2006, as filed on August 14, 2006, for the purpose of correcting inadvertent errors in its Consolidated Statements of Operations and Cash Flows. The amount of Total Operating Expenses for the six months ended June 30, 2006 should be $1,444,164 instead of $1,144,164 and the Cumulative amount of interest paid from inception should be $11,164 instead of $11,319.
Except for the amendments described above, this Amendment No. 1 for Form 10-QSB does not modify or update any other information in or exhibits filed with the Form 10-QSB filed on August 14, 2006.

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

NET (LOSS) PER SHARE — BASIC and DILUTED:
Net (Loss)	$(0.04)	$(0.03)	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON “A” SHARES:
BASIC and DILUTED	22,894,568	12,347,400	22,894,568	12,347,400
The accompanying notes are an integral part of these financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

					Cumulative Period
	Three Months	Three Months	Six Month	Six Month	from Inception
	Ended	Ended	Ended	Ended	(Sept. 9, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

FROM OPERATING ACTIVITIES:
Net loss	$(818,217)	$(419,148)	$(1,449,401)	$(518,054)	$(3,824,833)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	101,277	16,013	148,440	16,013	251,788
Common Stock issued for services rendered	—	—	—	—	5,200
Changes in operating assets and liabilities:
Other receivables	(6,216)	(3,900)	38,046	(8,725)	953,300
Inventories	(335)	(13,334)	(1,943)	(17,799)	(5,566)
Prepaid & other current assets	38,376	(29,264)	(3,314)	(53,738)	(44,928)
Accounts payable	164,750	314,729	154,793	326,207	538,125
Accrued expenses	(45,727)	(15,209)	(34,789)	—	(47,621)
Due to related party	—	(11,096)	—	—	(27,503)

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(566,092)	(161,209)	(1,148,168)	(256,096)	(2,202,038)

FROM INVESTING ACTIVITIES
Purchase of Leasehold improvements, software and equipment	(259,364)	(685,805)	(462,976)	(866,108)	(1,862,774)
Payable from Purchase of Property and Equipment	—	—	—	—	59,282

NET CASH (USED) IN INVESTING ACTIVITIES	(259,364)	(685,805)	(462,976)	(866,108)	(1,803,492)

FROM FINANCING ACTIVITIES
Issuance of common stock, for cash	300,000	—	841,400	—	2,936,609
Subscription of common stock	(40,000)	—	—	—	—
Proceeds from loan	563,359	959,413	784,241	1,237,946	1,072,723

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	823,359	959,413	1,625,641	1,237,946	4,009,332
Effect of Foreign currency translation on cash and cash equivalents	(22,918)	5,069	(29,941)	(935)	13,475

NET INCREASE (DECREASE) IN CASH	(25,015)	117,468	(15,444)	114,807	17,277
CASH AT BEGINNING OF PERIOD	42,292	2,431	32,721	5,092	0

CASH AT END OF PERIOD	$17,277	$119,899	$17,277	$119,899	$17,277

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$3,326	$—	$5,267	$—	$11,164

Non-cash investing and financing activities:
Liabilities assumed, reverse merger			$—	$—	$765,413

Common shares issued for services			$—	$—	$5,200

The accompanying notes are an integral part of these financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
During the quarter ended June 30, 2006, we did not file any reports on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Digifonica International Corp. in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ Michael Bowerman
Michael Bowerman	Principal Executive Officer	August 15, 2006

/s/ Benjamin Tam
Benjamin Tam	Chief Financial Officer	August 15, 2006