Form 10QSB
period 2006-09-30
Digifonica International Corp
filed 2006-11-15
CIK 1211229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
Commission File # 0-33473
DIGIFONICA INTERNATIONAL CORP.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Company’s Common “A” stock on November 15, 2006: 24,493,600.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DIGIFONICA INTERNATIONAL CORP.
FORM 10-QSB
For the Quarter Ended September 30, 2006
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis or Plan of Operations

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits and Reports on Form 8-K

SIGNATURES

DIGIFONICA INTERNATIONAL CORP.
For the Quarter Ended September 30, 2006
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Filed herewith are our following financial statements:

Page No.
Consolidated Statements of Operations (unaudited) for the Three and Nine Months ended September 30, 2006 and 2005	4

Consolidated Balance Sheet at September 30, 2006 (unaudited)	5

Consolidated Statement of Cash Flows (unaudited) for the Three and Nine Months ended September 30, 2006 and 2005	6

Consolidated Stockholders’ Equity/(Deficit) Statements (unaudited) for the Three and Nine Months Ended September 30, 2006 and 2005	7

Notes to unaudited Consolidated Financial Statements	8-16

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative Period
	Three Months	Three Months	Nine Months	Nine Months	from Inception
	Ended	Ended	Ended	Ended	(Sept. 9, 2004) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
OPERATING EXPENSES:
Accounting and Audit	$20,248	$8,262	$77,454	$8,262	$269,613
Salaries, wages and commissions	197,500	12,515	560,900	12,515	790,703
General and administrative	226,307	187,739	434,129	250,027	1,040,936
Legal	97,936	348,106	281,875	434,957	639,496
Rent	25,626	23,965	108,796	23,965	159,573
Depreciation	48,936	23,124	197,376	39,137	300,724
Sales and Marketing	183,954	195,808	522,674	336,720	1,000,644
Research and development	794	106,122	2,271	254,104	241,471
Travel	8,388	52,468	68,378	116,476	246,303

TOTAL OPERATING EXPENSES	809,689	958,109	2,253,853	1,476,163	4,689,403
Loss (gain) from disposition of capital assets	4,436	—	4,436	—	4,436

LOSS BEFORE OTHER INCOME (EXPENSE)	(814,125)	(958,109)	(2,258,289)	(1,476,163)	(4,693,899)

OTHER INCOME (EXPENSE):
Loan Fees	(72,985)	—	(72,985)	—	(72,985)
Interest expense	(12,741)	—	(18,008)	—	(34,837)
Interest income	1	112	31	112	183
Foreign currency Gain/(Loss)	(1,665)	—	(1,665)	—	(5,346)
Gain on settlement of liabilities	—	—	—	—	80,536

TOTAL OTHER INCOME (EXPENSE)	(87,390)	112	(92,627)	112	(32,449)

LOSS FROM OPERATIONS	(901,515)	(957,997)	(2,350,916)	(1,476,051)	(4,726,348)

Income tax expenses	—	—	—	—	—

NET (LOSS)	$(901,515)	$(957,997)	$(2,350,916)	(1,476,051)	$(4,726,348)

NET (LOSS) PER SHARE – BASIC and DILUTED:
Net (Loss)	$(0.038)	$(0.045)	$(0.102)	$(0.081)	$(0.226)

WEIGHTED AVERAGE NUMBER OF COMMON “A” SHARES:
BASIC and DILUTED	23,845,303	21,321,400	23,100,714	18,270,136	20,916,324
The accompanying notes are an integral part of these consolidated financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Corporation)
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30
2006
ASSETS
Cash and cash equivalents	$1,005,785
Other receivables	8,043
Inventories	3,960
Prepaid expenses and other current assets	337,973

Total current assets	1,355,761

Leasehold Improvements, Software and Equipment, Net of accumulated depreciation of $300,724	1,798,728

TOTAL ASSETS	$3,154,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	1,050,340
Notes payable in default	233,656
Guarantee of bank note payable in default	138,451
Accrued expenses	736,802
Due to Related Parties	194,974
Loans from shareholders	494,425

Total current liabilities	2,848,648

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common “A” stock, $0.001 par value, 50,000,000 shares authorized:
24,493,600 issued and outstanding at September 30, 2006 and 21,321,400 issued and outstanding at September 30, 2005	24,493

Common “B” stock, no par value, 1,000,000 shares authorized:
none issued and outstanding	—

Additional paid in capital	5,016,794

Accumulated other comprehensive income (loss)	(9,098)
Deficit accumulated during the development stage	(4,726,348)

TOTAL STOCKHOLDERS’ EQUITY	305,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,154,489

The accompanying notes are an integral part of these consolidated financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

					Cumulative
					Period
	Three Months	Three Months	Nine Month	Nine Month	from Inception
	Ended	Ended	Ended	Ended	(Sept. 9, 2004) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
FROM OPERATING ACTIVITIES:
Net loss	$(901,515)	$(957,997)	$(2,350,916)	$(1,476,051)	$(4,726,348)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	48,936	23,124	197,376	39,137	300,724
Loss from disposition of capital assets	4,436	—	4,436	—	4,436
Common Stock issued for services rendered	—	—	—	—	5,200
Changes in operating assets and liabilities:
Other receivables	10,034	942,795	48,079	934,070	963,333
Inventories	1,606	(11)	(337)	(17,810)	(3,960)
Prepaid expenses and other current assets	(268,680)	21,464	(271,994)	(32,274)	(313,607)
Accounts payable	3,084	404,239	216,540	730,909	600,491
Guarantee of bank loan payable in default	—	(138,451)	—	(138,451)	—
Accrued expenses	67,391	322,559	33,222	322,559	20,080
Due to Related Parties	—	(192,477)	—	(192,477)	(27,503)

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(1,034,708)	425,245	(2,123,594)	169,612	(3,177,154)

FROM INVESTING ACTIVITIES
Purchase of Leasehold improvements, software and equipment	(242,128)	(131,098)	(705,104)	(997,206)	(2,104,902)
Proceeds from disposition of Leasehold Improvements, software and equipment	1,324	—	1,324	—	1,324
Payable from Purchase of equipment	—	—	(59,282)	—	—

NET CASH (USED) IN INVESTING ACTIVITIES	(240,804)	(131,098)	(763,062)	(997,206)	(2,103,578)

FROM FINANCING ACTIVITIES
Issuance of common stock, for cash	2,864,892	290,500	3,706,292	290,500	5,801,500
Proceeds/(Repayment) from loan	(578,299)	(812,346)	205,942	425,600	494,425

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	2,286,593	(521,846)	3,912,234	716,100	6,295,925
Effect of Foreign currency translation on cash and cash equivalents	(22,573)	145,236	(52,514)	143,838	(9,098)

NET INCREASE (DECREASE) IN CASH	988,508	(82,463)	973,064	32,344	1,005,785
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,277	119,899	32,721	5,092	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,005,785	$37,436	$1,005,785	$37,436	$1,005,785

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$12,741	$—	$18,008	$—	$34,837

Non-cash investing and financing activities:
Liabilities assumed, reverse merger	$—	$765,413	$—	$765,413	$765,413

The accompanying notes are an integral part of these consolidated financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Corporation)
CONSOLIDATED STOCKHOLDERS’ EQUITY/(DEFICIT) STATEMENT
(Unaudited)

					Cumulative Period
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	(Sept. 9, 2004) to
	Ended	Ended	Ended	Ended	September 30,
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	2006
Common stock and paid-in capital
Balance, beginning of period	$2,176,395	$38,708	$1,334,995	$38,708	$—
Recapitalization		(765,413)		(765,413)	(765,413)
Common stock issued for cash	2,864,892	290,500	3,706,292	290,500	5,801,500
Common stock issued for services	—	—	—	—	5,200

Balance, end of period	5,041,287	(436,205)	5,041,287	(436,205)	5,041,287

Retained earnings (deficit)
Balance, beginning of period	(3,811,358)	(582,225)	(2,332,016)	(62,773)	—

Net Loss	(901,515)	(957,997)	(2,350,916)	(1,476,051)	(4,726,348)
Currency translation adjustments	(22,573)	145,236	(52,514)	143,838	(9,098)

Comprehensive (loss)	(924,088)	(812,761)	(2,403,430)	(1,332,213)	(4,735,446)

Balance, end of period	(4,735,446)	(1,394,986)	(4,735,446)	(1,394,986)	(4,735,446)

Total stockholders’ equity/(deficit)	$305,841	$(1,831,191)	$305,841	$(1,831,191)	$305,841

The accompanying notes are an integral part of these consolidated financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 1: ORGANIZATION
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
The consolidated financial statements include DIGIFONICA INTERNATIONAL CORP. and its wholly owned subsidiaries, Digifonica (International) Limited, organized in Gibraltar on September 9, 2004, Digifonica Intellectual Properties (“DIP”) Limited, organized in Gibraltar on September 25, 2003, Digifonica Canada Limited, organized in Canada on July 29, 2004, Digifonica Enterprises Limited, organized in Great Britain, United Kingdom on April 27, 2006, Advantage Packing Corporation organized in the State of Texas on June 14, 2004, Moliris Packaging Corp. organized in the State of Texas on July 2, 2004 and Moliris Corp. (“Moliris-Texas”) organized in the State of Texas on October 27, 2004 (inactive).
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
The unaudited consolidated financial statements of the Company at September 30, 2006 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2006 are consistent with those used in fiscal 2005. The results of operations for the Nine Month period ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005 and the notes thereto included in the Company’s Form 10-KSB filed with the SEC on June 2, 2006. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 1: ORGANIZATION (CONTINUED)
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
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company is a development stage enterprise that is developing, with the intent of producing and selling, Voice-Over-Internet-Protocol (“VoIP”) communication systems. The Company acquired the design rights, computer programming and other proprietary information for a significant component of its VoIP system from current and former principals of the Company.
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
There were no accounts receivable from customers at September 30, 2006 and 2005.
Software Development
Software development costs incurred prior to the establishment of technological feasibility are expensed to operations in the period they are incurred. Costs of producing product masters incurred subsequent to establishing technological feasibility

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
Leasehold Improvements, Software and Equipment
Leasehold improvements are depreciated on a straight-line basis over the term of the lease. Capitalized software is amortized on a straight-line basis over five years commencing when the software is available for use. Equipment is recorded at cost and is depreciated over its estimated useful life, using the declining balance method as follows:

Furniture and fixtures	20%
Computers	30%
Nodes	30%
Equipment	20%
Software	100%
Capitalized software	20%
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
The company follows the current rate method of translation with respect to its presentation of these consolidated financial statements in the reporting currency, being the United States dollar. Accordingly, assets and liabilities are translated into US dollars at the exchange rate in effect at the balance sheet date, while revenue and expenses are translated at the average exchange rate during the period. Related exchange gains or losses are included in a separate component of stockholders’ Equities accumulated other comprehensive income/(loss).

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments
The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The estimated fair value of our short term debts is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable and the guarantee of note payable approximate book value at September 30, 2006.
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
Recent Accounting Pronouncements
The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company has adopted SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through September 30, 2006, the Company had no stock-based compensation awards.
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is still in the development stage and therefore does not have any income for tax considerations. The Company is evaluating the impact this statement will have on its future consolidated financial statements.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 3: GOING CONCERN
These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated operating losses of $4,726,348 since its inception and had a working capital deficiency of $1,492,887 at September 30, 2006. The Company is in default of covenants and repayment schedules with most creditors. The continuation of the Company is dependent upon the continuing support of creditors and stockholders, long-term financing, ongoing product development, the successful implementation of a marketing program, market acceptance of its products and achieving profitability. Management plans to raise additional equity capital. The Company also expects to recognize revenues in latter part of 2006 from sales of Version 1.75 of its VoIP system and related products. Subject to the raising of capital, management expects increased revenue from the sale of Version 2.00 of its VoIP system and related products expected to be completed in spring of 2007. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.
NOTE 4: LEASEHOLD IMPROVEMENTS, SOFTWARE AND EQUIPMENT
The Leasehold Improvements, Software and Equipment consist of the following assets:

September 30, 2006
Leasehold Improvements	$145,654
Furniture & Fixtures	18,318
Computers	93,486
Nodes	262,961
Equipment	254,824
Software	57,709
Capitalized Software	1,266,500

2,099,452
Accumulated depreciation	(300,724)

Total	1,798,728

Depreciation expense for the three months ended September 30, 2006 and 2005 was $48,936 and $23,124 respectively and for the Nine Months ended September 30, 2006 and 2005 was $197,376 and $39,137 respectively.
The Company has capitalized the cost of development related to wages, contractor fees and other related costs for software designs and applications products of the Company’s VoIP system and applications based on the Statement of Financial Accounting Standards No. 86. The amount of software capitalized for the three months ended September 30, 2006 and 2005 was $238,099 and $96,707 respectively. The accumulated amount of Capitalized Software as of September 30, 2006 and 2005 was $1,266,500 and $454,239 respectively.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 5: STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS
The Company is authorized to issue the following:
•	50,000,000 shares of its Common “A” stock with par value of $.001

•	1,000,000 shares of its Common “B” stock with no par value
At September 30, 2006, no Common “B” stock had been issued. The following is a summary of Common “A” stock activity for the nine months ended September 30, 2006:

			Additional
	Number		Paid In
	Issued	Par Value	Capital	Total
Balance at December 31, 2005	22,330,400	$22,330	$1,312,665	$1,334,995
March 16, 2006 private placement for cash with 109,100 warrants	218,200	218	436,182	436,400
March 29 to 30, 2006 warrants exercised at $1.00 each	105,000	105	104,895	105,000

Balance at March 31, 2006	22,653,600	22,653	1,853,742	1,876,395

April 1 to 17, 2006 warrants exercised at $1.00 each	200,000	200	199,800	200,000
April 1 to June 30, 2006 private placement for cash with 25,000 warrants	50,000	50	99,950	100,000

Balance at June 30, 2006	22,903,600	22,903	2,153,492	2,176,395

September 7, 2006 private placement for cash with 795,000 warrants	1,590,000	1,590	2,863,302	2,864,892

Balance at September 30, 2006	24,493,600	$24,493	$5,016,794	$5,041,287

In February, 2006, the Company received a subscription for 20,000 units consisting of 20,000 Common “A” shares and 10,000 Common “A” stock share purchase warrants to purchase 10,000 shares of Common “A” stock at $3.00 each until April 28, 2008 for $40,000 cash. The investors represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
On March 16, 2006, the Company issued 218,200 shares of its Common “A” stock and 109,100 Common “A” stock share purchase warrants to purchase 109,100 shares of Common “A” stock at $3.00 each until March 16, 2008 in exchange for $436,400 cash. Each of the investors represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
On March 29 and 30, 2006, the Company received $105,000 from stockholders who exercised warrants to purchase 105,000 shares of Common “A” stock at $1.00 each. Each of the investors represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
From April 1 to April 17, 2006, the Company received $200,000 from stockholders who exercised warrants to purchase 200,000 shares of Common “A” stock at $1.00 each. Each of the investors represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
From April 1 to June 30, 2006, the Company issued 30,000 units consisting of 30,000 Common “A” shares and 15,000 Common “A” stock share purchase warrants to purchase 15,000 shares of Common “A” stock at $3.00 each until March 16, 2008 for $60,000 cash. Each of the investors represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
NOTE 5: STOCKHOLDERS’ EQUITY AND STOCK TRANSACTIONS (CONTINUED)
On September 7, 2006, the Company issued 1,590,000 units consisting of 1,590,000 Common “A” shares and 795,000 Common “A” stock share purchase warrants to purchase 795,000 shares of Common “A” stock at $2.50 each during the first 12 months from September 7, 2006 and at $3.00 each during the following 12 months from September 7, 2007 until September 7, 2008. The proceeds from this issue was $3,180,000 cash less commissions, legal fees and disbursements of $315,108 for net proceeds of $2,864,892. Each of the investors in the private placement represented in writing to the Company that they were an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
Stock purchase warrants:
Summary activities of Common “A” stock purchase warrants for the three and nine months ended September 30, 2006 is a follows:

Number of
Warrants
Balance, January 1, 2006	1,315,000
Issued	109,100
Exercised	(105,000)

Balance, March 31, 2006	1,319,100
Issued	25,000
Exercised	(200,000)
Forfeited	(197,000)

Balance, June 30, 2006	947,100
Issued	948,268
Exercised	—

Balance, September 30, 2006	1,895,368

On September 29, 2006, the Board of Directors passed a resolution to award 153,268 Common “A” stock share purchase warrants to shareholders who had loans outstanding to the Company as of September 1, 2006. The number of warrants issued was based on 20% of the loan value of $1,532,674 divided by the market value of $2 per share. The market value was based on the most recent private placement closed on September 7, 2006. Each warrant entitles the holder to purchase Common “A” stock at an exercise price of $2.50 a share during the first 12 months from September 7, 2006 and at $3.00 during the remaining 12 months from September 7, 2007.
Summary of outstanding warrants to purchase Common “A” stock as of September 30, 2006:

	Number of Warrants	Exercise Price	Expiry Date
	150,500	$1.00	November 29, 2006
	167,500	$2.30	May 11, 2007
	485,000	$2.30	October 10, 2007
	10,000	$3.00	February 24, 2008
	134,100	$3.00	March 16, 2008
	948,268	$2.50 1st 12 months	September 7, 2008
		$3.00 13th to 24th month

Total	1,895,368

Stock Options: At September 30, 2006 the Company does not have any stock options outstanding.

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
NOTE 6: LEASE COMMITMENTS
Rental expense charged to the continuing operations under operating leases for the three months ended September 30, 2006 and 2005 was $25,626 and $23,965, respectively. Rental expense charged to the continuing operations under operating leases for the nine months ended September 30, 2006 and 2005 was $108,796 and $23,965, respectively.
The Company leased office premises beginning July 1, 2005 and expiring on December 31, 2009. The future minimum lease payments at September 30, 2006 were as follows:

Year	Amount

2006	$20,682
2007	82,729
2008	82,729
2009	82,729

Total	$268,869

NOTE 7: RELATED PARTY TRANSACTIONS
On August 1, 2006, the Company entered into consulting agreements with one director, a company controlled by a director and one shareholder for consulting services over the period of five months from August 1, 2006. The total amount paid for the period from August 1, 2006 to September 30, 2006 is $144,000.
On September 29, 2006, the Company recognized a 5% flat fee on all loans outstanding to shareholders of the Company as of September 1, 2006. The total amount of shareholders loan as of September 1, 2006 was $1,459,689 and the amount of 5% flat fee paid to the shareholders was $72,985.
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

DIGIFONICA INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 8: COMMITMENTS, CONTINGENCIES & LITIGATION (CONTINUED)
In July, 2005, Digifonica (International) Limited (“DIL”) and Shenzhen Yinbo Telecommunications Co. Ltd. (“Yinbo”) entered into a Joint Venture Contract for the establishment of Shenzhen Sino-Can Inter-Communication Technology Limited. (“JV Company”). The JV Company has the exclusive right to cooperate with Yinbo in marketing and provisioning of telecom services to customers in China. Yinbo has a Call Center telecommunication license to operate nationally in China. In November 2005, Yinbo obtained an additional Internet Content Provider License for the JV Company. The cooperation agreement allows Yinbo to use proprietary telecommunications services developed by DIGIFONICA. The JV Company’s right to enforce exclusivity by Yinbo is a covenant by commitment made by DIGIFONICA to invest $15 million by the end of 2009; this amount may be adjusted based on the market conditions in the target cities. As of September 30, 2006, the Company has paid a total of $265,000 into the JV Company. The Company has paid $0 and $80,000 during the 3 months and nine months respectively into the JV Company. The investments into the JV Company were expensed as operating expenses in the consolidated financial statements of the Company.
NOTE 9: COMPARATIVES
At the time of filing the 10-Q document for the three and nine month period ended September 30, 2005 the Reverse Merger was accounted for on the basis that change of control had taken place on March 11, 2005. Subsequent to filing the document the Company determined in Q4, 2005 that the date of change in control was September 19, 2005. The Comparatives included in this filing for the three and nine months ended September 30, 2005 have been updated to reflect this change.

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
OVERVIEW OF COMPANY
Since its inception, the Company has suffered recurring losses from operations. During the three months ended September 30, 2006 and 2005, the Company reported a Net Loss before currency translation adjustments of $901,515 and $957,997, respectively, and a net Comprehensive Net Loss of $924,088 and $812,761 respectively. During the Nine Months ended September 30, 2006 and 2005, the Company reported a Net Loss before currency translation adjustments of $2,350,916 and $1,476,051, respectively, and a net Comprehensive Net Loss of $2,403,430 and $1,332,213 respectively.
The Company’s long-term viability as a going concern is dependent on certain key factors, primarily the Company’s ability to obtain a significant capital infusion to complete the development of VoIP system solutions and meeting the planned capital equipment for the VoIP network system and expansion plan for the existing contracts and commitments.
RECENT DEVELOPMENTS
Benjamin Tam resigned from the Company as its Chief Financial Officer on September 21, 2006 and Jeff Bates was appointed as Chief Financial Officer of the Company.

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
GUARANTEE OF NOTE PAYABLE
On October 28, 2003, the Company executed an Asset Purchase Agreement with HH Corrugated, Inc. (“HH”) whereby DIC (formerly Moliris Corp.) would purchase certain tangible and intangible assets of the business, and assumed certain liabilities for a purchase price of 4,000,000 shares of the Company’s Common “A” stock (800,000 shares after adjustment for stock splits) of DIC. DIC also agreed to the guarantee of all of HH’s obligations including a $150,000 bank line of credit, which was subsequently converted to a bank loan payable. At December 31, 2003, the Company recorded an estimated $140,475 liability for the fair value of the bank note payable pursuant to FASB Interpretation No. 45. Subsequently, the Company has paid $2,024 in principal payments resulting in a balance of $138,451 at September 30, 2006.
We have not made the required monthly payments under the bank promissory note since March 2004 and have received a notice of default from the lender accelerating the indebtedness and a demand for payment in full. As of the date of this Report, the lender has not proceeded with any actions available including foreclosure of a security interest in equipment owned by us.

RESULTS OF OPERATIONS
On September 19, 2005, the Company completed a Reverse Merger with DIGIFONICA. As a result, all the prior year comparative result of operations would be that of DIGIFONICA. On April 1, 2005, the Company sold all of the shares of its wholly-owned subsidiary, Ranging Corp. to Lindsey Vinson a former officer and director, or assigns, for $100 and therefore the losses of Ranging Corp. would not be included as part of the result of operations. We realized a gain on revaluation and settlement of liabilities in the amount of $80,536. We had Net Losses from operations before currency translation adjustments of $901,515 and $957,997 for the three months ended September 30, 2006 and 2005 respectively; and Net Losses from operations before currency translation adjustments of $2,350,916 and $1,476,051 for the Nine Months ended September 30, 2006, and 2005 respectively. We had a Comprehensive Net Loss of $924,088 and $812,761 for the three months ended September 30, 2006 and 2005 respectively; and a Comprehensive Net Loss of $2,403,430 and $1,332,213 for the Nine Months ended September 30, 2006 and 2005 respectively.

					Cumulative Period
	Three Months	Three Months	Nine Months	Nine Months	from Inception
	Ended	Ended	Ended	Ended	(Sept. 9, 2004) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
OPERATING EXPENSES:
Accounting and Audit	$20,248	$8,262	$77,454	$8,262	$269,613
Salaries, wages and commissions	197,500	12,515	560,900	12,515	790,703
General and administrative	226,307	187,739	434,129	250,027	1,040,936
Legal	97,936	348,106	281,875	434,957	639,496
Rent	25,626	23,965	108,796	23,965	159,573
Depreciation	48,936	23,124	197,376	39,137	300,724
Sales and Marketing	183,954	195,808	522,674	336,720	1,000,644
Research and development	794	106,122	2,271	254,104	241,471
Travel	8,388	52,468	68,378	116,476	246,303

TOTAL OPERATING EXPENSES	809,689	958,109	2,253,853	1,476,163	4,689,463
Loss(gain) from disposition of capital assets	4,436	—	4,436	—	4,436

LOSS BEFORE OTHER INCOME (EXPENSE)	(814,125)	(958,109)	(2,258,289)	(1,476,163)	(4,693,899)

OTHER INCOME (EXPENSE):
Loan fees	(72,985)	—	(72,985)	—	(72,985)
Interest expense	(12,741)	—	(18,008)	—	(34,837)
Interest income	1	112	31	112	183
Foreign currency Gain/(Loss)	(1,665)	—	(1,665)	—	(5,346)
Gain on settlement of liabilities	—	—	—	—	80,536

TOTAL OTHER INCOME (EXPENSE)	(87,390)	112	(92,627)	112	(32,499)

LOSS FROM OPERATIONS	(901,515)	(957,997)	(2,350,916)	(1,476,051)	(4,726,348)

Income tax expenses	—	—	—	—	—

NET (LOSS)	$(901,515)	$(957,997)	$(2,350,916)	(1,476,051)	$(4,726,348)

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Revenue:
We had no revenues from the operations for the three months ended September 30, 2006 and 2005. This lack of revenue was due to the continual development of functional application systems interfaces to integrate with our VoIP system. Revenues are anticipated in the near future.
Cost of Sales:
We had no sales in the three months ended September 30, 2006 and 2005.
Operating Expenses:
The decrease in operating expenses of $148,420 to $809,689 in the three month ended September 30, 2006, and from $958,109 for the three months ended September 30, 2005, is primarily the result of substantial reduction of non-recurring legal fees and offset by increasing administrative expenses and salaries for additional employees.
Other Income (Expense):
Other expense for the three months ended September 30, 2006 was $87,390, as compared to other income of $112 for three months ended September 30, 2005. This increase was attributable primarily to a 5% fee of $72,985 applied to the principal of loans provided by the shareholders plus other interest expense for the three months ended September 30, 2006.
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Revenue:
We had no revenues from operations for the Nine Months ended September 30, 2006 and 2005. This lack of revenue was due to the continual development of functional application systems interfaces to integrate with our VoIP system. Revenues are anticipated in the near future.
Cost of Sales:
We had no sales in the Nine Months ended September 30, 2006 and 2005.
Operating Expenses:
The increase in operating expenses of $782,126 to $2,253,853 in the Nine Month ended September 30, 2006, from $1,476,163 for the Nine Months ended September 30, 2005, is primarily the result of increasing development operations for administration, wages, salaries, rent and sales and marketing expenses.
Other Income (Expense):
Other expense for the Nine Months ended September 30, 2006 was $92,627, as compared to other income of $112 for the Nine Months ended September 30, 2005. This increase was attributable primarily to a 5% fee of $72,985 applied to the principal of loans provided by the shareholders plus other interest expense for the Nine Months ended September 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $1,005,785 at September 30, 2006, as compared to $37,436 at September 30, 2005. We have an accumulated deficit of $4,726,348 and a total stockholders’ equity of $305,841 at September 30, 2006, as compared to an accumulated deficit of $1,476,051 and a total stockholders deficit of $1,831,191 at September 30, 2005.
These deficits are due primarily to the fact that we have continued to experience a net loss from operations.
Operating Activities: Cash used by operating activities were $1,034,708 for the three months ended September 30, 2006 as compared to cash provided by operating activities were $425,245 for the three months ended September 30, 2005. Cash used by operating activities were $2,123,594 for the Nine Months ended September 30, 2006 as compared to cash provided by operating activities were $169,612 for the Nine Months ended September 30, 2005. The increase in cash used was primarily as a result of increased operating expenditures.
Investing activities: Cash used in investing activities were $240,804 and $131,098 for the three months ended September 30, 2006 and 2005 respectively. Cash used in investing activities were $763,062 and $997,206 for the Nine Months ended September 30, 2006 and 2005 respectively.
Financing activities: We had $2,286,593 in cash provided by financing activities for the three months ended September 30, 2006 and $521,846 in cash used by financing activities for the three months ended September 30, 2005. We had $3,912,234 and $716,100 in cash provided by financing activities for the Nine Months ended September 30, 2006 and 2005 respectively.
SHORT-TERM DEBT
Our short-term debt at September 30, 2006, consisted of the following:

$200,000 note payable, dated Oct. 28, 2003, bearing interest at zero percent per annum, payable monthly with final payment due Sept. 1, 2008, in default since December 31, 2004	$178,500

$32,265 note payable, dated Dec. 12, 2001, bearing interest at 5.9% per annum, payable monthly with final payment due Dec. 12, 2006, net of repossession value, in default since December 31, 2004	4,766

$18,013 note payable, dated October 1, 2004, bearing interest at 4% per annum, payable monthly with final payment due April 1, 2006 in default since December 31, 2004	17,900

$27,500 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default since December 31, 2004	27,500

$5,000 note payable, dated November 19, 2004, bearing interest at 12.0% per annum, payable monthly with final payment due February 19, 2005, in default since December 31, 2004	5,000

Total	$233,656

Loans from Shareholders are payable on demand with no specific term, no interest and are unsecured and total $494,425.
LONG-TERM DEBT
We have no debt classified as long-term debt at September 30, 2006.
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
ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following sets forth unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the preceding quarter:
During the period from July 1, 2006 to September 30, 2006, we sold and issued 1,590,000 shares of our Common “A” Stock with warrants to purchase up to 795,000 shares of our Common “A” Stock at a price of $2.00 per unit to a number of accredited investors for a net proceed of $2,864,892. Each warrant entitles the holder to purchase one additional share of Common “A” Stock at an exercise price of $2.50 per share during the first 12 months from September 7, 2006 and at $3.00 per share during the remaining 12 months from September 7, 2007 with an expiry date of September 7, 2008.
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
The proceeds from the sale of equity securities are to be used as working capital for the Company’s operations and repayment of certain amount of loans from shareholders.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
The following report on Form 8-K were filed during the quarter ended September 30, 2006.

Date of event reported	Items reported
September 12, 2006	Item 3.02 — Unregistered sales of equity securities

September 21, 2006	Item 5.02 — Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal officers

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Digifonica International Corp. in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ Michael Bowerman Michael Bowerman	Principal Executive Officer	November 15, 2006

/s/ Jeff Bates Jeff Bates	Chief Financial Officer	November 15, 2006